Form 10-K
period 2025-12-31
3M CO
filed 2026-02-03
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price and shares outstanding, was approximately $80.7 billion as of January 31, 2026 (approximately $81.1 billion as of June 30, 2025, the last business day of the registrant’s most recently completed second quarter).
Shares of common stock outstanding at January 31, 2026: 526.7 million
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2025) for its annual meeting to be held on May 12, 2026, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

3M COMPANY
FORM 10-K
For the Year Ended December 31, 2025

3M COMPANY
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2025
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

Business Segment	Safety and Industrial	Transportation and Electronics	Consumer
Underlying divisions/businesses Refer to Note 3 for disaggregated revenue information	•Abrasives •Automotive Aftermarket •Electrical Markets •Industrial Adhesives and Tapes •Industrial Specialties Division •Personal Safety •Roofing Granules	•Advanced Materials •Automotive and Aerospace •Commercial Branding and Transportation •Display Materials and Systems •Electronics Materials Solutions	•Consumer Safety and Well-Being •Home and Auto Care •Home Improvement •Packaging and Expression

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

•Advanced ceramic solutions
•Attachment/bonding, films, sound and temperature management for vehicles
•Premium large format graphic films for advertising and fleet signage
•Reflective signage for highway, and vehicle safety
•Light management films and electronics assembly solutions
•Aerospace, industrial/commercial solutions
•Chip packaging and interconnection solutions
•Semiconductor production materials
•Solutions for data centers

•Cleaning products for the home
•Consumer air quality products
•Picture hanging accessories
•Retail abrasives, paint accessories and safety products
•Stationery and office products
•Automotive appearance products
•Consumer bandages, tapes, braces and supports

Some seasonality impacts this business segment, for example back-to-school and holiday

Example brands/offerings
•3M™ Cubitron™ Abrasives; Scotch-Brite™ Abrasives; Scotch® Vinyl Tapes, 3M™ Temflex™ Vinyl Tapes; 3M™ Scotchkote™ Coatings; 3M™ Dynatel™ Locators; 3M™ Scotchcast™ Resins
•Collision repair; paint application and finishing products
•Reclosable fasteners; tapes and label materials for durable goods; 3M™ Dual Lock™ Reclosable Fasteners
•Electrical infrastructure products; medium voltage cable accessories and insulation tapes
•3M™ VHB™ Tape; 3M™ Scotchlite™ Reflective Materials; Scotch™ Packaging and Filament Tapes
•3M™ DBI-Sala™ Fall Protection; 3M™ Scott™ Self Contained Breathing Apparatus; 3M™ Peltor™ Protection & Communication; disposable and reusable respirators
•Scotchgard™ Protector for shingles

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

Representative market trends or opportunities	•Personal safety •Connected bodyshop •Grid modernization •Robotics and automation	•Automotive electrification •Data center solutions •Extended reality •Semiconductor •Graphic and architectural films •Aerospace and defense solutions	•Home improvement •Home cleaning •Stationary •Office supplies •Automotive appearance •Consumer health care
Distribution: 3M products are sold through numerous distribution channels, including directly to users and through a wide range of e-commerce and traditional wholesalers, retailers, jobbers, distributors, and dealers in a wide variety of trades in many countries around the world. Management believes that the confidence of these partners in 3M and its products — a confidence developed through long association with skilled marketing and sales representatives — has contributed significantly to 3M’s position in the marketplace and to its growth. As part of 3M's ongoing commercial excellence initiative, the Company is focused on further strengthening and optimizing this go‑to‑market channel, enhancing partner engagement, and improving overall channel performance to support continued growth.

Resources
Human Capital: On December 31, 2025, the Company employed approximately 60,500 people (full-time equivalents), with approximately 22,500 employed in the United States and 38,000 employed internationally. The ability to recruit, retain, develop, protect, and fairly compensate its global workforce are enablers of 3M’s success. This includes five general categories of focus: Health and Safety; Performance Culture; Development; People and Community; and Compensation and Benefits.
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
Performance Culture:
3M’s performance culture is grounded in five behavioral expectations that apply consistently across all levels of the organization: Deliver Results, Challenge the Status Quo, Instill Rigor and Accountability, Energize the Team to Act, and Act Responsibly and Respectfully. These behaviors guide how the Company evaluates, rewards, recognizes and develops its people to support a high-performance environment. Through clear communications to candidates and employees, these expectations serve as a foundation for how work gets done at 3M. Development programs for executive leaders, people leaders, and individual contributors are aligned to help ensure employees have the capabilities needed to demonstrate them effectively. 3M’s performance enablement process emphasizes clear goal setting, regular coaching, and feedback, and differentiated performance rewards to reinforce the Company’s “pay for performance” approach.
Development:
Developing employees contributes to growing 3M’s business. 3M maintains talent and succession planning processes, including regular reviews by the Company’s chief executive officer (CEO) and reporting up through the Board of Directors. The Company provides leadership development experiences through enterprise leadership development programs, job-based or project-based assignments, assessment and coaching, and targeted skill-development where leaders are given the opportunity to learn, apply, and share their skills. 3M also provides opportunities for all employees to learn, in addition to regular coaching and support from their supervisor. With the Company’s global online employee learning platform, employees are able to access unique, just-in-time development resources in over 15 languages to support their career aspirations and advance their skills.
People and Community:
3M is committed to developing a skilled, engaged, and innovative workforce and to strengthening the communities in which it operates. The Company supports its people through talent practices that attract, develop, and retain employees with a wide variety of expertise and experiences, and fosters a work environment that promotes collaboration, respect, and high performance. 3M also advances STEM and skilled‑trade readiness through volunteerism, charitable giving, and strategic community partnerships.
Compensation and Benefits:
3M invests in a professional and flexible work environment that promotes innovation, well-being, and rewards performance. 3M’s total compensation for employees includes a variety of components that support sustainable employment and the ability to build a strong financial future, including competitive market-based pay and comprehensive benefits. In addition to earning a base salary, eligible employees are compensated for their contributions to the Company’s goals with both short-term incentives and long-term incentives. Through its global pay philosophy, principles and consistent implementation, 3M is committed to providing fair and equitable pay for employees. Eligible full-time employees in the United States also have access to medical, dental, and vision plans; savings and retirement plans; a 3M employee stock purchase plan; and other resources. Some of these benefits can also be available to regular part-time employees who work at least 20 hours a week. Programs and benefits differ internationally for a variety of reasons, such as local legal requirements, market practices, and negotiations with works councils, trade unions, and other employee representative bodies.
Raw Materials: In 2025, persistent pricing pressure, tariffs and geopolitical uncertainty prompted producers to adjust capacity and restructure operations. Overall, these market conditions caused supply constraints and inflation, but were offset via negotiated supply contracts and leveraging scale across the supply base.

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
The Company believes that its trademarks, patents, and trade secrets provide an important competitive advantage in many of its businesses, particularly in connection with new product introductions in markets around the world. In general, no single patent or group of related patents is in itself essential to the Company as a whole or to any of the Company’s business segments.
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
3M’s manufacturing operations are affected by national, state and local environmental laws and regulations around the world. The Company places consistent emphasis on environmental responsibility. 3M has made and will continue to make, necessary expenditures, including capital expenditures, for compliance with these applicable laws and regulations. 3M is also involved in remediation actions relating to environmental matters from past operations at certain sites (refer to “Environmental Matters and Litigation” in Note 17, Commitments and Contingencies).
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

Information about our Executive Officers: Following is a list of the executive officers of 3M, and their age, present position, the year elected to their present position and other positions they have held during the past five years. No family relationships exist among any of the executive officers named, nor is there any undisclosed arrangement or understanding pursuant to which any person was selected as an officer. This information is presented in the table below as of the date of the 10-K filing (February 3, 2026).

Name	Age	Present position	Year elected to present position	Other positions held during 2021 - 2025
William M. Brown	63	Chairman of the Board and Chief Executive Officer	2025	Chief Executive Officer, 2024-2025 Executive Chairman of the Board, L3Harris Technologies, 2021-2022 Chairman of the Board and Chief Executive Officer, L3Harris Technologies, 2019-2021

Anurag Maheshwari	52	Executive Vice President, Chief Financial Officer	2024
Executive Vice President, Chief Financial Officer, Otis Worldwide Corporation, 2022-2024
Vice President, Finance, IT and Chief Transformation Officer, Otis Asia Pacific, Otis Worldwide Corporation, 2020-2022

John P. Banovetz	58	Executive Vice President, Chief Technology Officer and Environmental Responsibility	2021	Senior Vice President, Chief Technology Officer and Environmental Responsibility, 2021

Wendy Bauer	50	Group President, Transportation & Electronics Business Group	2024
Vice President, Automotive & Mfg and Retail/Consumer Goods, Amazon Web Services, 2024
Vice President, Automotive & Mfg, Amazon Web Services, 2023-2024
General Manager, Automotive & Mfg, Amazon Web Services, 2023
General Manager, Automotive, Amazon Web Services, 2021-2022
Global Automotive Sales Lead, Amazon Web Services, 2019-2021

Karina Chavez	52	Group President, Consumer Business Group	2023	Senior Vice President and Chief Strategy Officer, 2021-2023 Senior Vice President, Customer Operations, 2020-2021

Zoe Dickson	52	Executive Vice President and Chief Human Resources Officer	2021	Senior Vice President, Talent, Learning and Insights, 2021 Vice President, Organization Effectiveness and Talent, Human Resources, 2020-2021

Paul Gallagher	58	Group President, Enterprise Supply Chain	2026	Chief Supply Chain Officer, General Mills, 2021-2026 Vice President, North America Supply Chain, General Mills 2019-2021

Chris Goralski	54	Group President, Safety & Industrial	2023	President, Industrial Adhesives & Tapes Division, 2020-2023

Mark Murphy	57	Executive Vice President, Chief Information and Digital Officer	2021	Chief Information Officer, Abbott Laboratories, 2020-2021

Kevin H. Rhodes	63	Executive Vice President, Chief Legal Affairs Officer, and Secretary	2025	Executive Vice President, Chief Legal Affairs Officer, 2022-2024 Senior Vice President and Deputy General Counsel, 2019-2021

Jon Van Wyck	43	Executive Vice President, Chief Strategy Officer	2025	Managing Director and Senior Partner, Boston Consulting Group, 2010-2025

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
Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” "would," “forecast,” "future," "outlook," "guidance" and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include, among others, statements relating to:
•worldwide economic, political, regulatory, international trade, geopolitical, capital markets and other external conditions and other factors beyond the Company's control, including inflation; recession; military conflicts; trade restrictions such as sanctions, tariffs, reciprocal and retaliatory tariffs, and other tariff-related measures; regulatory requirements, legal actions, or enforcement; and natural and other disasters or climate change affecting the operations of the Company or its customers and suppliers,
•foreign currency exchange rates and fluctuations in those rates,
•liabilities and the outcome of contingencies related to certain fluorochemicals known as "PFAS," including liabilities related to claims, lawsuits, and government regulatory proceedings concerning various PFAS-related products and chemistries, as well as risks related to the Company's exit of PFAS manufacturing and work to discontinue use of PFAS across its product portfolio,
•risks related to the class-action settlement (“PWS Settlement”) to resolve claims by public water suppliers in the United States regarding PFAS, as well as risks related to ongoing PFAS-related settlements and claims,
•legal proceedings, including significant developments that could occur in the legal and regulatory proceedings described in the Company's reports on Form 10-K, 10-Q, and 8-K, as well as compliance risks related to legal or regulatory requirements, government contract requirements, policies and practices, or other matters that require or encourage the Company or its customers, suppliers, vendors, or channel partners to conduct business in a certain way,
•competitive conditions and customer preferences,
•the timing and market acceptance of new product and service offerings,
•the availability and cost of purchased components, compounds, raw materials and energy due to shortages, increased demand and wages, tariffs, supply chain interruptions, or natural or other disasters,
•unanticipated problems or delays when implementing new business systems and solutions, including with the phased implementation of a global enterprise resource planning (ERP) system, or security breaches and other disruptions to the Company's information or operational technology infrastructure,
•the impact of acquisitions, strategic alliances, divestitures, and other strategic events resulting from portfolio management actions and other evolving business strategies,
•operational execution, including the extent to which the Company can realize the benefits of planned productivity improvements, as well as the impact of organizational restructuring activities,
•financial market risks that may affect the Company's funding obligations under defined benefit pension and postretirement plans,
•the Company’s credit ratings and its cost of capital,
•tax-related external conditions, including changes in tax rates, laws, or regulations,
•matters relating to the spin-off of the Company's Health Care business, including the risk that the expected benefits will not be realized; the risk that the costs or dis-synergies will exceed the anticipated amounts; potential impacts on the Company's relationships with its customers, suppliers, employees, regulators and other counterparties; the ability to realize the desired tax treatment; risks under the agreements and obligations entered into in connection with the spin-off, and
•matters relating to Combat Arms Earplugs (“CAE”) and related products.
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
During 2025, the Company derived approximately 56 percent of its revenues from outside the United States. Accordingly, the Company’s operations and the execution of its business strategies and plans are subject to global competition and economic and geopolitical risks that are beyond its control, such as, among other things, disruptions in financial markets, economic downturns, military conflicts, terrorism, public health emergencies, political changes and trends such as protectionism, economic nationalism resulting in government actions impacting international trade agreements or imposing trade restrictions such as tariffs and retaliatory counter measures, and government deficit reduction and other austerity measures in locations or industries in which the Company operates. Further escalation of specific trade tensions, including those between the U.S. and China, or more broadly in global trade conflict, could have a material adverse effect on the Company's business and operations around the world. The Company's business is also impacted by social, political, and labor conditions in locations in which the Company or its suppliers or customers operate; adverse changes in the availability and cost of capital; monetary policy; interest rates; inflation; recession; commodity prices; currency volatility or exchange control; ability to expatriate earnings; and other laws and regulations in the jurisdictions in which the Company or its suppliers or customers operate. For example, changes in local economic condition or outlooks, such as lower economic growth rates in China, Europe, or other key markets, impact the demand or profitability of the Company's products.
The global economy has been impacted by geopolitical tensions. The U.S. and other governments have imposed, and propose to impose additional, export controls and tariffs on certain products, and financial and economic sanctions on certain industry sectors and parties. These geopolitical tensions could result in, among other things, cyberattacks, supply chain disruptions (including limitations on access to rare earth minerals and other raw materials), higher energy and other commodity costs, lower consumer demand, and changes to foreign exchange rates and financial markets, and tariffs and trade restrictions may result in increased production costs and product pricing, further supply chain disruptions, limited access to end markets, lower profitability, and uncertainty related to planning long-term investments and strategies, and may have other competitive effects. Compliance with rapidly changing tariffs and trade restrictions may require significant time and resources, and in turn increase our cost of doing business, and could result in fines and penalties or reputational harm if we are found to not be in compliance. Any of the foregoing could have a material adverse effect on the Company’s business, financial condition, and results of operations.
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
As previously reported, governments in the United States and internationally have increasingly been regulating a broad group of perfluoroalkyl and polyfluoroalkyl substances, collectively known as “PFAS,” including some produced by the Company prior to the end of 2025.

The PFAS group of substances contains several categories and classes of durable chemicals and materials with properties that include oil, water, temperature, chemical, and fire resistance, as well as electrical insulating properties. The strength of the carbon-fluorine bond also means that these compounds do not easily degrade. These characteristics have made PFAS substances critical to the manufacture of a wide range of products, including electronic devices such as cell phones, tablets, and semi-conductors. They are also used to help prevent contamination of medical products like surgical gowns and drapes. Commercial aircraft and low-emissions vehicles also rely on PFAS technology. 3M is just one of a number of companies that manufactured PFAS compounds prior to the end of 2025.
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
3M announced in December 2022 it would take two further actions with respect to PFAS (2022 PFAS Announcement): exiting all PFAS manufacturing by the end of 2025, and working to discontinue the use of PFAS across its product portfolio by the end of 2025. 3M completed its exit of PFAS manufacturing at the end of 2025. 3M will continue to take actions to address PFAS manufactured prior to the exit. For example, the Company's water treatment assets at facilities that manufactured PFAS will continue to treat PFAS from historical manufacturing activities and remediate residual PFAS in waste streams from the Company's operations. 3M also will continue to work through the disposition of its assets and its interests in manufacturing facilities, which may include dismantling, cleaning and repurposing, and other dispositions of facilities or equipment. 3M remains in ongoing discussions with customers, government authorities, and other stakeholders and interested parties about customer agreements and the Company's interests in assets and facilities, which may be owned or leased from other parties that have interests and rights related to those facilities. The Company recognized a $0.8 billion pre-tax charge in the fourth quarter of 2022 associated with the 2022 PFAS Announcement related to asset impairments, and will incur additional expenses in connection with the 2022 PFAS Announcement. In addition, the 2022 PFAS Announcement involves risks, including: the actual costs and financial impact of such exit; potential governmental or regulatory actions relating to PFAS or the Company’s exit; the Company’s ability to identify and manufacture, or procure from third parties if possible, acceptable substitutes for PFAS-containing materials in 3M's supply chain; the possibility that such non-PFAS options are not available or that such substitutes may not achieve the anticipated or desired commercial, financial or operational results; potential litigation relating to the Company’s exit or to any products that include third-party manufactured materials containing PFAS that are incorporated into the products the Company sells; and the possibility that the exit will involve greater costs than anticipated, or may otherwise have negative impacts on the Company’s relationships with its customers and other parties.
As also noted, 3M has been working to discontinue the use of PFAS across its product portfolio and has made substantial progress in eliminating such use in the Company's products. With respect to PFAS-containing products not manufactured by 3M in the Company's supply chains, the Company continues to evaluate the availability and feasibility of adopting and incorporating third-party products into its product portfolio that do not contain PFAS. Depending on the availability and feasibility of such third-party products not containing PFAS, the Company continues to evaluate circumstances in which the use of PFAS-containing products manufactured by third parties and used in certain applications in 3M’s product portfolios will continue beyond the end of 2025. Examples of PFAS-containing third-party products include lithium ion batteries, printed circuit boards, certain seals and gaskets, and other products widely used in commerce across a variety of industries, and in some cases required by regulatory or industry standards. In certain cases, sales and use of products manufactured before the end of 2025, and sales of products through customer transitions to new products, regulatory approvals, or customer re-certifications or re-qualifications of substitutes or replacements to eliminate the use of PFAS, were not completed by the end of 2025 and transitional efforts are ongoing.
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
The Company has been voluntarily cooperating with various local, state, federal (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies in their reviews of the environmental and health effects of certain PFAS produced by the Company prior to the end of 2025. 3M currently is defending lawsuits concerning various PFAS-related products and chemistries, and is subject to unasserted and asserted claims and governmental regulatory proceedings and inquiries related to the production and use of PFAS in a variety of jurisdictions, as discussed in Note 17, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements. 3M has seen increased public and private lawsuits being filed on behalf of states, counties, cities, and utilities alleging, among other things, harm to the general public and damages to natural resources, some of which are pending in the AFFF multi-district litigation and some of which are pending in other jurisdictions, including internationally. Various factors or developments in these and other disclosed actions could result in future charges that could have a material adverse effect on 3M. For example, as described in greater detail in Note 17, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements, in June 2023, the Company entered into a class-action settlement (“PWS Settlement”) to resolve a wide range of drinking water claims by public water suppliers in the United States regarding PFAS. The court approved that settlement in March 2024. 3M will pay $10.5 billion to $12.5 billion in total to resolve the claims released by the PWS Settlement, with payments to be made from 2024 through 2036, in exchange for a release of certain claims, as described further in Note 17. Unexpected events related to the PWS Settlement, including the potential impact of the PWS Settlement on other PFAS-related matters, could have a material adverse effect on the Company’s results of operations, cash flows or consolidated financial position. In addition, as previously disclosed, in connection with the separation of Solventum, the Company agreed to retain liabilities related to PFAS for certain products sold by the Company's health care businesses prior to the separation and by Solventum for a limited period of time following the separation.
Governmental inquiries, lawsuits, or laws and regulations involving PFAS could lead to the Company incurring liability for damages or other costs, civil or criminal proceedings, the imposition of fines and penalties, or other remedies, including orders to conduct remediation, as well as restrictions on or added costs for business operations going forward, including in the form of restrictions on discharges at manufacturing facilities, requiring the installation of control technologies, suspension or shutdown of facility operations, switching costs in seeking alternative sources of supply, potential customer damage claims due to supply disruptions or otherwise, restoration of and/or compensation for damages to natural resources, personal injury and property damages, and reporting requirements or bans on PFAS and PFAS-containing products manufactured by the Company. The Company may also record charges relating to ongoing asset use, retirement or disposition, some of which may be material, depending in part on how the Company manages related assets in connection with these activities. Any of the foregoing could have a material adverse effect on the Company’s results of operations, cash flows or consolidated financial position.
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
Demand for the Company’s products, which impacts revenue and profit margins, is affected by, among other things: (i) the development and timing of the introduction of competitive products; (ii) the Company’s pricing strategies; (iii) changes in customer order patterns, such as changes in the levels of inventory maintained by customers, vendors, or channel partners; (iv) changes in customers’ preferences for our products, including preferences for products that do not contain third-party manufactured PFAS, the success of products offered by our competitors, and changes in customer designs for their products that can affect the demand for some of the Company’s products; and (v) changes in the business environment related to disruptive technologies, such as artificial intelligence and machine learning technologies, block-chain, expanded analytics, and other enhanced learnings from increasing volume of available data. Tariffs and other trade restrictions may also: increase the cost of raw materials and components imported from other countries, leading to higher production costs and product pricing to the extent those increased costs are offset through pricing actions; disrupt established supply chains, forcing the Company to find new suppliers or relocate production, which can be time-consuming and costly; limit the Company's access to end markets and, in turn, result in reduced sales and revenue; lower profitability; result in uncertainty related to planning long-term investments and strategies; and have other competitive effects. Any of the foregoing could have a material adverse effect on the Company’s business, financial condition, and results of operations.
* The Company’s growth objectives are largely dependent on the timing and market acceptance of its new product offerings, including its ability to continually renew its pipeline of new products and to bring those products to market.
The ability to successfully bring new products to market is subject to difficulties or delays in product development, such as the inability to identify viable new products, obtain adequate intellectual property protection, or gain market acceptance of new products. There are no guarantees that new products will prove to be commercially successful.
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

*The Company’s use of artificial intelligence technologies exposes the Company to risks which could have a material adverse effect on the Company’s business, reputation and results of operations.
Artificial intelligence (AI) technologies support a range of the Company’s activities, including research and development, operational processes, customer facing tools, and other business functions. The use of AI introduces risks that could adversely affect the Company’s business, results of operations, or financial condition. AI systems may produce inaccurate, biased, or incomplete outputs, which could lead to operational errors, reduced product or service quality, or unintentional impacts on business decisions. External vendors and third party AI tools may expose the Company to additional risks, including insufficient transparency into model performance, vulnerabilities in underlying technologies, or disruptions in service availability. AI development and deployment also require security, and proper governance of the data used. Use of AI tools, including third party platforms, increases the risk of unauthorized disclosure, loss, or misuse of confidential, personal, or commercially sensitive information. In addition, there is a risk that employees or contractors could inadvertently input confidential company information or third party proprietary data into AI systems, including systems not designed for secure handling of such information. These actions could result in violations of contractual obligations, data protection requirements, or intellectual property rights, and could expose the Company to legal, regulatory, or reputational harm. Emerging and evolving regulations related to AI use, transparency, safety, and accountability may require additional investment, changes to existing processes, or limitations on the development and application of these technologies. Rapid advances in AI may also create competitive pressures or require ongoing investment to maintain effectiveness, and failures to manage, govern, or deploy AI responsibly could impair the Company’s ability to achieve expected efficiencies or strategic objectives. While the Company will seek to develop and use artificial intelligence responsibly, and will attempt to identify and mitigate ethical, privacy, legal or other issues presented by its use, there can be no assurance that the Company will be fully successful in doing so, and may be subject to data breaches, allegations of unauthorized access to, or use of, third party data, information, or intellectual property rights, or other risks, which may lead to financial losses, legal liability, regulatory scrutiny and reputational damage.
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

Governance
Board of Directors
The audit committee of the Company’s board of directors oversees, among other things, the adequacy and effectiveness of the Company’s internal controls, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats. The audit committee is informed of material risks from cybersecurity threats pursuant to the escalation criteria as set forth in the Company’s disclosure controls and procedures. Further, at least bi-annually, the Company’s Chief Information and Digital Officer (“CIDO”), and/or the Company’s Chief Information Security Officer (“CISO”), reports on cybersecurity matters, including material risks and threats, to the Company’s audit committee, and the audit committee provides updates to the Company’s board of directors at regular board meetings. The CIDO also provides updates annually or more frequently as appropriate to the Company’s board of directors.
Management
Under the oversight of the audit committee of the Company’s board of directors, and as directed by the Company’s Chief Executive Officer, the CIDO and CISO are primarily responsible for the assessment and management of material cybersecurity risks. The CIDO has more than 20 years of experience with global technology organizations across multiple industries. The CISO has over 25 years of experience in information security, risk management, and compliance, has served as the chief information security officer at other organizations and, among other things, is a certified information systems security professional. The CIDO and CISO are also supported by a Cybersecurity & Privacy Executive Oversight Committee, which is comprised of certain members of senior management and provides cross-functional support for cybersecurity risk management and facilitates the response to any cybersecurity incidents.
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
The Company’s Disclosure Committee, with the assistance of its Cybersecurity Subcommittee, is responsible for overseeing the establishment and effectiveness of controls and other procedures, including controls and procedures related to the public disclosure of material cybersecurity matters. The Company’s Disclosure Committee is comprised of, among others, the Company’s Corporate Controller and Chief Accounting Officer (“CAO”), Treasurer, Chief Legal Affairs Officer (“CLAO”), Assistant Corporate Secretary, General Auditor, and most senior members of the investor relations, external reporting, financial planning and analysis, and tax functions. The Cybersecurity Subcommittee of the Company’s Disclosure Committee is comprised of, among others, the Company’s CAO, Treasurer, CLAO, Assistant Corporate Secretary, and General Auditor, as well as the CIDO and CISO and Chief Privacy Officer.
The Company’s CISO, or a delegate, informs the Disclosure Committee’s Cybersecurity Subcommittee of certain cybersecurity incidents that may potentially be determined to be material pursuant to escalation criteria set forth in the Company’s incident response plan and related processes. The Disclosure Committee’s Cybersecurity Subcommittee is also responsible for advising the Disclosure Committee and the Company’s Chief Executive Officer and Chief Financial Officer regarding cybersecurity disclosures in public filings. The CIDO and CISO, with the CLAO in attendance, also notifies the audit committee chair of any material cybersecurity incident.
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
Item 2. Properties
In the U.S., 3M’s general offices, corporate research laboratories, and certain division laboratories are located in St. Paul, Minnesota. The Company operates 48 manufacturing facilities in 26 states. Internationally, the Company operates 60 manufacturing and converting facilities in 25 countries.
3M owns the majority of its physical properties. 3M’s physical facilities are highly suitable for the purposes for which they were designed. Because 3M is a global enterprise characterized by substantial inter-segment cooperation, properties are often used by multiple business segments.
Item 3. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part II, Item 8, Note 17, “Commitments and Contingencies,” of this document, and should be considered an integral part of Part I, Item 3, “Legal Proceedings.”

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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Equity compensation plans’ information is incorporated by reference from Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document, and should be considered an integral part of Item 5. At January 31, 2026, there were 53,850 shareholders of record. 3M’s stock ticker symbol is MMM and is listed on the New York Stock Exchange, Inc. (NYSE) and NYSE Texas, Inc, and the SIX Swiss Exchange. Cash dividends declared and paid totaled $0.73 per share for each quarter of 2025; $1.51 per share for the first quarter of 2024; and $0.70 per share for each of the second, third, and fourth quarters of 2024. 3M typically declares and pays dividends in the same quarter.
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
Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
October 1 - 31, 2025	1,055,270	151.00	1,055,270	5,026
November 1 - 30, 2025	762,200	166.94	762,200	4,899
December 1 - 31, 2025	1,589,541	165.27	1,589,541	4,636
Total	3,407,011	161.22	3,407,011
(a)     The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.
(b)     The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.
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
Additional information about results of operations and financial condition for 2024 and 2023 (including the detailed discussion of the prior year 2024 to 2023 year-over-year changes) can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections in 3M's Annual Report on Form 10-K for the year ended December 31, 2024.

Overview
3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services. As discussed in Note 1, certain changes are reflective in this document for all applicable periods presented.
As discussed in Note 2, on April 1, 2024, 3M completed the separation of its Health Care business (the Separation) through a pro rata distribution of 80.1% of the outstanding shares of Solventum Corporation (Solventum) to 3M stockholders. As a result, Solventum became an independent public company, 3M no longer consolidated Solventum into 3M’s financial results and the historical net income of Solventum, and applicable assets and liabilities included in the Separation were reported in 3M's consolidated financial statements as discontinued operations.
3M manages its continuing operations in three operating business segments: Safety and Industrial; Transportation and Electronics; and Consumer. From a geographic perspective, EMEA refers to Europe, the Middle East, and Africa on a combined basis.
Unless otherwise noted, any sales change analysis compares 2025 with 2024, year-on-year (YoY).
Financial highlights for 2025 and 2024:

	2025		2024
	GAAP	Adjusted(a)	GAAP	Adjusted(a)
Net sales (millions)	$24,948	$24,279	$24,575	$23,630
Total sales change	1.5%	2.7%	(0.1)%	1.3%
Organic sales change(b)	0.9%	2.1%	(0.2)%	1.2%
(a)    The Company refers to various "adjusted" amounts or measures on an “adjusted" basis. These exclude special items. These non-GAAP measures are further described and reconciled to the most directly comparable GAAP financial measures in the Certain amounts adjusted for special items - (non-GAAP measures) section below.
(b)    Organic sales change (which includes both organic volume and selling price impacts), is defined as the change in net sales, absent the impacts from foreign currency translation and acquisitions, net of divestitures. 3M believes this information is useful to investors and management in understanding ongoing operations and in analysis of ongoing operating trends.
Net sales change was driven by strength in safety and general industrial and supported by commercial excellence and new product introductions. These were partially offset by known softness in auto aftermarket, roofing granules, commercial vehicles, and consumer, and the YoY impact of the manufactured PFAS products special item.

	2025				2024
	GAAP		Adjusted(a)		GAAP		Adjusted(a)
Operating income margin	18.6%		23.4%		19.6%		21.4%
YoY change in operating income margin	(1.0)	ppts	2.0	ppts	63.0	ppts	2.8	ppts
GAAP operating margins were affected by the YoY impact of special items. These primarily included an increase in net costs for significant litigation impacting operating income from the 2025 PFAS-related New Jersey Settlement and updates to site remediation obligations (discussed in Note 17), partially offset by increased insurance recoveries; manufactured PFAS products impacts; a 2025 charge associated with divestiture activity (discussed in Note 4); and 2025 transformation costs.
Outside of special items, both GAAP and adjusted operating margins reflect benefits from growth, productivity, and lower restructuring costs (apart from the transformation costs special item), partially offset by growth investments and tariff impacts. Additionally, margins YoY were impacted by cost dis-synergies (from the exit of PFAS manufacturing and 2024 spin of Solventum); by transition service agreement reimbursement from Solventum, which began in the second quarter of 2024; and by the lower extent of stock-based compensation grants (see the Certain Expenses Impacting Multiple Line Items within Results of Operation discussion below).

	2025		2024
	GAAP	Adjusted(a)	GAAP	Adjusted(a)
Earning per diluted share (EPS)	$6.00	$8.06	$7.26	$7.30
YoY change in EPS	(17)%	10%	148%	21%
GAAP EPS YoY was affected by the net impact of special items. In addition to special items relative to operating income discussed above, this primarily included the YOY impact of the change in value of Solventum ownership, a $0.8 billion pre-tax pension settlement charge in 2024 (as discussed in Note 13), and the YOY impact of imputed interest associated with obligations resulting from significant litigation.
Outside of special items, both GAAP and adjusted EPS reflect the impact of the other operating income items discussed above, as well as a 2025 gain on the sale of an investment (see the Income from Unconsolidated Subsidiaries, Net of Taxes discussion below) and the impact of lower share count. These were partially offset by higher non-operating net interest expense and pension expense (both apart from special items).

3M completed its exit of PFAS manufacturing at the end of 2025 as discussed in Part I, Item 1A, “Risk Factors” of this document. Decisions or circumstances associated with the extent and type of remaining activity at particular locations and impacts on assets and potential obligations, among other factors, could result in additional expenses.
Results of Operations
Net Sales: Percent change information compares 2025 and 2024, unless otherwise indicated. Discussion of business segment results is provided in the Performance by Business Segment section. Information regarding sales by geographic area is included below.

	2025
	Americas	Asia Pacific	EMEA	Worldwide
Net sales (millions)	$13,579	$7,095	$4,274	$24,948
% of worldwide sales	54.5%	28.4%	17.1%	100.0%
Components of net sales change:
Organic sales(b)	1.3%	1.7%	(1.7)%	0.9%
Divestitures(c)	0.3	—	0.2	0.2
Translation	(0.3)	(0.3)	3.9	0.4
Total sales change	1.3%	1.4%	2.4%	1.5%

	2024
	Americas	Asia Pacific	EMEA	Worldwide
Net sales (millions)	$13,405	$6,994	$4,176	$24,575
% of worldwide sales	54.5%	28.5%	17.0%	100.0%
Components of net sales change:
Organic sales(b)	0.1%	1.2%	(3.1)%	(0.2)%
Acquisitions(c)	0.3	—	—	0.2
Divestitures(c)	1.0	0.1	0.2	0.6
Translation	(0.4)	(2.3)	0.6	(0.7)
Total sales change	1.0%	(1.0)%	(2.3)%	(0.1)%
(c)    Acquisition and divestiture sales change impacts are measured separately for the first twelve months post-transaction and, beginning April 2024, include, within divestitures, the impact of commercial agreements associated with the separation of Solventum.

Operating Expenses:
(Percent of net sales)	2025	2024	Change
Cost of sales	60.1%	58.8%	1.3%
Selling, general and administrative expenses (SG&A)	16.0	17.2	(1.2)
Research, development and related expenses (R&D)	4.7	4.4	0.3
Loss on business divestitures	0.6	—	0.6
Operating income margin	18.6%	19.6%	(1.0)%
Cost of Sales measured as a percent of sales: Increases in 2025 were primarily due to foreign currency impacts; tariffs; the exit of manufactured PFAS products; and net costs for significant litigation for updates to site remediation obligations partially, offset by ongoing procurement and logistics savings; and quality cost improvement. Additionally, cost of sales in 2025, was impacted by cost dis-synergies (from the exit of PFAS manufacturing and 2024 spin of Solventum). Decreases in 2024 were primarily due to ongoing manufacturing productivity, procurement and logistics savings net of inflation, along with lower YoY restructuring charges compared to 2023. See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
SG&A measured as a percent of sales: Decreases in 2025 were primarily impacted by lower YoY restructuring charges, ongoing cost discipline and productivity, and benefits from insurance recoveries in 2025. These were partially offset by net costs for significant litigation impacting operating income from the 2025 PFAS-related New Jersey Settlement. Additionally, in 2025, SG&A was impacted by the transition service agreement reimbursement, and cost dis-synergies (from the exit of PFAS manufacturing and 2024 spin of Solventum). Decreases in 2024 were primarily driven by lower YoY net costs for significant litigation and restructuring charges compared to 2023. See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
R&D measured as a percent of sales: 3M continues to invest in a range of R&D activities from application development, product and manufacturing support, product development and technology development aimed at disruptive innovations. R&D spending also reflects the Company's continued focus on innovation through growth investments and new product introduction. See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.

Loss on Business Divestitures measured as a percent of sales: Applicable information is discussed in Note 4, including a write-down for a business classified as held for sale in 2025.
Other Expense (Income), Net: See Note 7 for a detailed breakout of this line item.
Interest expense (net of interest income): decreased in 2025 compared to the same period YoY and increased in 2024 compared to the same period YoY.
•The decrease in 2025 was impacted by reduced imputed interest associated with obligations resulting from significant litigation (discussed in Note 17) partially offset by lower interest income.
•The increase in 2024 was primarily driven by the addition of imputed interest associated with the obligations resulting from the PWS Settlement and the CAE Settlement in the second and third quarters of 2023, respectively (discussed in Note 17), partially offset by additional interest income.
The non-service pension and postretirement net cost: decreased by approximately $0.7 billion in 2025 and increased by approximately $0.9 billion in 2024.
•These changes were largely due to the $0.8 billion pension settlement charge in 2024, which occurred as a result of transferring a portion of U.S. pension payment obligations and related plan assets to an insurance company (see Note 13). See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
Solventum ownership - change in value: decreased by approximately $1.2 billion in 2025 and increased by approximately $1.6 billion in 2024.

Provision for Income Taxes:
(Percent of pre-tax income)	2025	2024
Effective tax rate	23.8%	16.7%
Adjusted effective tax rate(a)	19.9	19.6
The primary factors that increased the Company's 2025 effective tax rate when compared to 2024 were the tax impact of 3M's retained ownership interest in Solventum and net costs of significant litigation. The primary factors impacting 2024 were the effective tax rate benefit on the change in value of 3M's retained ownership interest in Solventum, offset by the effective tax rate on the PWS Settlement and the CAE Settlement (discussed in Note 17).

Income from Unconsolidated Subsidiaries, Net of Taxes:
(Millions)	2025	2024
Income from unconsolidated subsidiaries, net of taxes	$52	$9
Income from unconsolidated subsidiaries, net of taxes, is attributable to the Company’s accounting under the equity method for ownership interests in certain entities. In 2025, 3M sold its interest in one of these investments, resulting in a pre-tax gain of $47 million. Because this was an ownership disposition, the impact of taxes thereon was reflected separately in provision for income taxes.

Net Income Attributable to Noncontrolling Interest:
(Millions)	2025	2024
Net income attributable to noncontrolling interest	$12	$15
Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The primary noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.

Certain Expenses Impacting Multiple Line Items within Results of Operations:
Stock compensation is discussed in Note 19 and impacts cost of sales, SG&A, and R&D. YoY stock compensation expense was impacted by the lower extent of the 2025 annual grant.
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
On a continuing operations basis, pre-tax stock compensation expense and defined benefit pension and postretirement expense for the periods presented were the following:

Pre-tax amounts (millions)	2025	2024
Stock compensation expense	$225	$268

Defined benefit pension and postretirement benefit expense
Service cost	$168	$194
Non-service cost (benefit)	104	828
Total defined pension and postretirement expense	$272	$1,022
In 2024, 3M recorded a non-cash pension settlement charge, part of non-service cost above, as a result of transferring a portion of its U.S. pension payment obligations and related plan assets to an insurance company (as discussed in Note 13).
The Company continues to make investments in the implementation of new business systems and solutions, including enterprise resource planning, with the amortization relating to these investments impacting cost of sales, SG&A, and R&D.
Managing currency risks: 3M utilizes a number of tools to manage the impact of changes in foreign currency exchange rates including natural hedges such as pricing, productivity, hard currency, hard currency-indexed billings, and localizing source of supply. 3M also uses certain derivative instruments (with a tenor up to ten years) and non-derivative instruments to mitigate currency risk. As described in Note 15, these include instruments designated as cash flow hedges, net investment hedges or not designated in formal hedge relationships.
3M’s hedging approach is designed to mitigate a portion of foreign currency risk and reduce volatility, ultimately allowing time for 3M’s businesses to respond to changes in the marketplace.
Raw materials: Refer to the section entitled Raw materials in Item 1 for discussion of 3M's sources and availability of raw materials in 2025.
Pension and postretirement defined benefit plans: On a worldwide basis, 3M’s pension and postretirement plans were 98 percent funded at year-end 2025. The primary U.S. qualified pension plan, which is approximately 62 percent of the worldwide pension obligation, was 94 percent funded and the international pension plans were 124 percent funded. The U.S. non-qualified pension plan is not funded due to tax considerations and other factors. 3M strategically invests in both growth assets and fixed income matching assets to manage its funded status. For the primary U.S. qualified pension plan, the expected long-term rate of return for 2026 is 8.0 percent. The U.S. pension plans' year-end 2025 discount rate was 5.41%, a decrease from the year-end 2024 discount rate of 5.64%. The decrease in U.S. discount rates resulted in an increased valuation of the projected benefit obligation (PBO). Additional detail and discussion of international plan asset returns and discount rates is provided in Note 13 (Pension and Postretirement Benefit Plans).
In 2026, the Company expects to contribute an amount in the range of $100 million to $150 million of cash to its U.S. and international retirement plans. Refer to “Critical Accounting Estimates” within MD&A and Note 13 (Pension and Postretirement Benefit Plans) for additional information concerning 3M’s pension and post-retirement plans.

Performance by Business Segment
Disclosures relating to 3M’s business segments are provided in Note 20. 3M manages its continuing operations in three business segments. The reportable segments are Safety and Industrial; Transportation and Electronics; and Consumer.

Safety and Industrial Business (45.6% of consolidated sales):
	2025	2024
Sales (millions)	$11,384	$10,961
Sales change analysis:
Organic sales(b)	3.2%	0.7%
Translation	0.7	(0.7)
Total sales change	3.9%	—%

Business segment operating income (millions)	$2,836	$2,491
Percent change	13.9%	7.2%
Percent of sales	24.9%	22.7%
Year 2025 results: Sales in Safety and Industrial were up 3.9 percent in U.S. dollars.
Organic sales increased in electrical markets, industrial adhesives and tapes, personal safety, abrasives and industrial specialties, driven by demand in key underlying markets and commercial excellence; challenges in roofing granules and automotive aftermarket resulted in decreased sales.
Business segment operating income margins increased year-on-year primarily driven by benefits from growth, productivity and lower restructuring costs. These benefits were partially offset by continued growth investments in the business and cost dis-synergies due to the exit of PFAS manufacturing and 2024 spin of Solventum.
Adjusting for special item costs for significant litigation (non-GAAP measure) related to respirator mask/asbestos, business segment operating income margins increased YoY from 23.1 percent to 25.4 percent. Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section below for additional details.
Year 2024 results: Sales in Safety and Industrial were flat in U.S. dollars.
Organic sales increased in roofing granules, industrial adhesives and tapes and in electrical markets due to strong demand for bonding solutions and residential roof replacements, were flat in automotive aftermarket and personal safety, and decreased in industrial specialties and abrasives as industrial end-market demand remained mixed and cautious, including weaker EMEA industrial and manufacturing conditions.
Business segment operating income margins increased year-on-year primarily driven by benefits from growth, productivity and spending discipline partially offset by translation, growth investments and dis-synergies due to the spin of Solventum.
Adjusting for special item costs for significant litigation (non-GAAP measure) related to respirator mask/asbestos, business segment operating income margins increased YoY from 22.0 percent to 23.1 percent. Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section below for additional details.

Transportation and Electronics Business (33.2% of consolidated sales):
	2025	2024
Sales (millions)	$8,272	$8,380
Sales change analysis:
Organic sales(b)	(1.5)%	(1.0)%
Acquisitions(c)	—	0.6
Divestitures(c)	(0.1)	—
Translation	0.3	(1.0)
Total sales change	(1.3)%	(1.4)%

Business segment operating income (millions)	$1,436	$1,578
Percent change	(9.0)%	20.2%
Percent of sales	17.4%	18.8%
Year 2025 results: Sales in Transportation and Electronics were down 1.3 percent in U.S. dollars.
Organic sales increased in commercial branding and transportation and decreased in advanced materials, electronics, and automotive and aerospace, driven by commercial excellence, while growth was negatively impacted by headwinds related to PFAS manufactured products (impacting electronics and advanced materials), the automotive OEM business, and commercial vehicles.
Divestitures:
• Impact relates to the lost sales year-on-year from a divestiture discussed in Note 4.
Business segment operating income margins decreased YoY due to challenging comparison against last year's strong share gains from spec-in wins and new product introductions in automotive and consumer electronics, continued growth investments in the business, and cost dis-synergies due to the exit of PFAS manufacturing and 2024 spin of Solventum, partially offset by benefits from growth, productivity and lower restructuring costs. PFAS manufacturing losses increased YoY as manufacturing concluded in 2025. PFAS manufacturing results were also negatively impacted by updates to depreciable lives and salvage values of remaining treatment-related assets based on site disposition activities.
Adjusted for special item PFAS manufacturing products (non-GAAP measure), sales of $7,603 million were up 2.3 percent YoY in U.S. dollars, or up 2.0 percent organically; while business segment operating income margins decreased YoY from 23.2 percent to 22.7 percent. Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section below for additional details.
Year 2024 results: Sales in Transportation and Electronics were down 1.4 percent in U.S. dollars.
Organic sales increased in electronics driven by new product launches and spec-wins that supported share gains, were flat in commercial branding and transportation, and decreased in advanced materials due to headwinds in PFAS manufactured products (which also negatively impacted electronics) and in automotive and aerospace from lower automotive OEM build rates.
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
Business segment operating income margins increased year-on-year driven by benefits from non-PFAS manufacturing growth and productivity, spending discipline, and restructuring partially offset by dis-synergies due to the spin of Solventum. Margins were also impacted by decreased PFAS manufacturing.
Adjusting for special item PFAS manufactured products (non-GAAP measure), sales of $7,435 million were up 3.1 percent YoY in U.S. dollars, or up 3.4 percent organically; while business segment operating income margins increased YoY from 21.0 percent to 23.2 percent. Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section below for additional details.

Consumer Business (19.7% of consolidated sales):
	2025	2024
Sales (millions)	$4,920	$4,931
Sales change analysis:
Organic sales(b)	(0.3)%	(1.2)%
Translation	0.1	(0.7)
Total sales change	(0.2)%	(1.9)%

Business segment operating income (millions)	$996	$932
Percent change	6.9%	3.1%
Percent of sales	20.2%	18.9%
Year 2025 results: Sales in Consumer were down 0.2 percent in U.S. dollars.
Organic sales increased in consumer safety and well-being and home and auto care, driven by new product launches, service improvements, and increased advertising and merchandising investment; while soft consumer discretionary spending contributed to flat sales in home improvement and decreased sales in packaging and expression.
Business segment operating income margins increased YoY driven by benefits from growth, productivity, and lower restructuring costs partially offset by continued growth investments in the business and cost dis-synergies due to the exit of PFAS manufacturing and 2024 spin of Solventum.
Year 2024 results: Sales in Consumer were down 1.9 percent in U.S. dollars.
Organic sales increased in home improvement, and decreased in home and auto care, packaging and expression and consumer safety and well-being, driven by softness in consumer discretionary spending along with product portfolio and geographic prioritization.
Business segment operating income margins increased year-on-year driven by benefits from productivity actions, portfolio initiatives, and spending discipline partially offset by organic decline and dis-synergies due to the spin of Solventum.
Corporate and Other: Outside of 3M's reportable segments, 3M has Corporate and Other which is not a reportable business segment as it does not meet the segment reporting criteria. Because Corporate and Other includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis. Corporate and Other is further described in Note 20.
Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section below and Note 20 for details on the components of corporate special items and their impact. Corporate-level income, net, increased YoY in 2025, primarily due to the extent of transition arrangement income from divested businesses (and associated costs) largely related to Solventum's April 2024 Separation as well as the extent of non-discontinued operations-eligible former Solventum-allocated costs included in Corporate and Other prior to the Separation. Corporate-level expense, net, decreased YoY in 2024, primarily due to the extent of non-discontinued operations-eligible former Solventum-allocated costs included in Corporate and Other prior to Solventum's April 2024 Separation.
Performance by Geographic Area
While 3M manages its businesses globally and believes its business segment results are the most relevant measure of performance, the Company also utilizes geographic area data as a secondary performance measure. Export sales are generally reported within the geographic area where the final sales to 3M customers are made. A portion of the products or components sold by 3M’s operations to its customers are exported by these customers to different geographic areas. As customers move their operations from one geographic area to another, 3M’s results will follow. Thus, net sales in a particular geographic area are not indicative of end-user consumption in that geographic area. Financial information related to 3M operations in various geographic areas is provided in Note 3 and Note 20.
Refer to the Overview section for a summary of net sales by geographic area and business segment.

Geographic Area Supplemental Information

	Employees as of December 31,		Capital spending		Property, plant and equipment -net - as of December 31,
(Millions, except employees)	2025	2024	2025	2024	2025	2024
Americas	35,500	36,000	$663	$829	$5,123	$5,284
Asia Pacific	13,500	13,500	114	128	1,010	1,053
Europe, Middle East and Africa	11,500	12,000	133	147	968	1,051
Total Company	60,500	61,500	$910	$1,104	$7,101	$7,388
Employment: Employment decreased in 2025 when compared to 2024. The above table, as applicable, includes the impact of acquisitions, net of divestitures, and other actions.
Capital Spending/Property, Plant and Equipment - Net: Amounts relative to these items in the above table relate to 3M's continuing operations and do not include amounts associated with discontinued operations (refer to Note 2 for the amount attributed to discontinued operations).YoY changes in capital spending primarily reflect the timing of project execution and the scale of underlying initiatives. Capital spending is also discussed later in MD&A in the section entitled Cash Flows from Investing Activities.
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

Gain/loss on business divestitures:
•In 2025, 3M reflected a net write-down for a business classified as held for sale and completed a divestiture for immaterial proceeds slightly below the business's book value. In 2023, 3M recorded a gain related to the sale of its dental local anesthetic business partially offset by a loss associated with a contingent indemnification obligation from an earlier divestiture. See Note 4 for additional information.
Divestiture costs:
•These include limited costs that were not eligible to be included within discontinued operations related to separating and divesting substantially an entire business segment of 3M following public announcement of its intended divestiture. As a result of completion of the April 2024 separation of Solventum, this includes the tax cost of updating 3M’s previous indefinite reinvestment plans on past unrepatriated earnings through the period of the Separation’s close and to tax positions retained by 3M.
Manufactured PFAS products:
•These amounts relate to sales and estimates of income (loss) regarding manufactured PFAS products that 3M exited by the end of 2025, included within the Transportation and Electronics business segment. Estimated income does not contemplate impacts on non-operating items such as net interest income/expense and the non-service cost components portion of defined benefit plan net periodic benefit costs.
Russia exit benefits:
•In 2023, 3M recorded a gain on final disposal of net assets in Russia.
Pension risk transfer charge:
•In 2024, 3M recorded a non-cash pension settlement charge reflected in other expense (income), net as a result of transferring a portion of its U.S. pension payment obligations and related plan assets to an insurance company (as discussed in Note 13).
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

	2023
	Amounts from continuing operations
(Dollars in millions, except per share amounts)	Net sales	Operating income (loss)	Operating income (loss) margin	Income (loss) before taxes	Provision (benefit) for income taxes	Effective tax rate	Net income (loss) attributable to 3M	Earnings (loss) per diluted share
Safety and Industrial
GAAP amounts		$2,324	21.2%
Adjustments for special items:
Net costs for significant litigation		84
Adjusted amounts (non-GAAP measures)		$2,408	22.0%
Transportation and Electronics
GAAP amounts	$8,501	$1,312	15.4%
Adjustments for special items:
Manufactured PFAS products	(1,289)	205
Adjusted amounts (non-GAAP measures)	$7,212	$1,517	21.0%
Total Company
GAAP amounts	$24,610	$(10,689)	(43.4)%	$(11,271)	$(2,867)	25.4%	$(8,402)	$(15.17)
Adjustments for special items:
Net costs for significant litigation	—	14,869		15,245	3,615		11,630	21.00
Gain on business divestitures	—	(36)		(36)	(11)		(25)	(0.05)
Divestiture costs	—	13		13	4		9	0.02
Manufactured PFAS products	(1,289)	205		205	50		155	0.28
Russia exit benefits	—	(18)		(18)	3		(21)	(0.04)
Total special items	(1,289)	15,033		15,409	3,661		11,748	21.21
Adjusted amounts (non-GAAP measures)	$23,321	$4,344	18.6%	$4,138	$794	19.2%	$3,346	$6.04

	2024
	Amounts from continuing operations
(Dollars in millions, except per share amounts)	Net sales	Operating income	Operating income margin	Income before taxes	Provision for income taxes	Effective tax rate	Net income attributable to 3M	EPS
Safety and Industrial
GAAP amounts		$2,491	22.7%
Adjustments for special items:
Net costs for significant litigation		36
Adjusted amounts (non-GAAP measures)		$2,527	23.1%
Transportation and Electronics
GAAP amounts	$8,380	$1,578	18.8%
Adjustments for special items:
Manufactured PFAS products	(945)	144
Adjusted amounts (non-GAAP measures)	$7,435	$1,722	23.2%
Total Company
GAAP amounts	$24,575	$4,822	19.6%	$4,819	$804	16.7%	$4,009	$7.26
Adjustments for special items:
Net costs for significant litigation	—	81		800	68		732	1.32
Divestiture costs	—	20		20	(111)		131	0.24
Manufactured PFAS products	(945)	144		144	34		110	0.20
Pension risk transfer charge	—	—		808	191		617	1.11
Solventum ownership - change in value	—	—		(1,564)	—		(1,564)	(2.83)
Total special items	(945)	245		208	182		26	0.04
Adjusted amounts (non-GAAP measures)	$23,630	$5,067	21.4%	$5,027	$986	19.6%	$4,035	$7.30

	2025
	Amounts from continuing operations
(Dollars in millions, except per share amounts)	Net sales	Sales change	Operating income	Operating income margin	Income before taxes	Provision for income taxes	Effective tax rate	Net income attributable to 3M	EPS	EPS percent change
Safety and Industrial
GAAP amounts			$2,836	24.9%
Adjustments for special items:
Net costs for significant litigation			58
Adjusted amounts (non-GAAP measures)			$2,894	25.4%
Transportation and Electronics
GAAP amounts	$8,272	(1.3)%	$1,436	17.4%
Adjustments for special items:
Manufactured PFAS products	(669)		292
Adjusted amounts (non-GAAP measures)	$7,603	2.3%	$1,728	22.7%
Total Company
GAAP amounts	$24,948	1.5%	$4,629	18.6%	$4,213	$1,003	23.8%	$3,250	$6.00	(17)%
Adjustments for special items:
Net costs for significant litigation	—		541		1,061	9		1,052	1.95
Loss on business divestitures	—		162		162	3		159	0.29
Manufactured PFAS products	(669)		292		292	36		256	0.47
Solventum ownership - change in value	—		—		(402)	23		(425)	(0.78)
Transformation costs	—		69		69	(1)		70	0.13
Total special items	(669)		1,064		1,182	70		1,112	2.06
Adjusted amounts (non-GAAP measures)	$24,279	2.7%	$5,693	23.4%	$5,395	$1,073	19.9%	$4,362	$8.06	10%

	2024
Sales change	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Total Company	(0.2)%	0.2%	0.6%	(0.7)%	(0.1)%
Remove manufactured PFAS products special item impact	1.4	—	0.1	(0.1)	1.4
Adjusted total Company (non-GAAP measures)	1.2%	0.2%	0.7%	(0.8)%	1.3%

Transportation and Electronics	(1.0)%	0.6%	—%	(1.0)%	(1.4)%
Remove manufactured PFAS products special item impact	4.4	0.1	—	—	4.5
Adjusted Transportation and Electronics (non-GAAP measures)	3.4%	0.7%	—%	(1.0)%	3.1%

	2025
Sales change	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Total Company	0.9%	—%	0.2%	0.4%	1.5%
Remove manufactured PFAS products special item impact	1.2	—	—	—	1.2
Adjusted total Company (non-GAAP measures)	2.1%	—%	0.2%	0.4%	2.7%

Transportation and Electronics	(1.5)%	—%	(0.1)%	0.3%	(1.3)%
Remove manufactured PFAS products special item impact	3.5	—	(0.1)	0.2	3.6
Adjusted Transportation and Electronics (non-GAAP measures)	2.0%	—%	(0.2)%	0.5%	2.3%
Critical Accounting Estimates
Information regarding significant accounting policies is included in Note 1 to the consolidated financial statements. As stated in Note 1, the preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make certain estimates and assumptions. Such estimates and assumptions are subject to inherent uncertainties which may result in actual amounts differing from these estimates.
The Company considers the items below to be critical accounting estimates. Critical accounting estimates are those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. Senior management has discussed the development, selection and disclosure of its critical accounting estimates with the Audit Committee of 3M’s Board of Directors.
Legal Proceedings: Assessments of lawsuits and claims can involve a series of complex judgments about future events, the outcomes of which are inherently uncertain, and can rely heavily on estimates and assumptions. The Company accrues an estimated liability for legal proceeding claims that are both probable and reasonably estimable in accordance with Accounting Standard Codification (ASC) 450, Contingencies. Please refer to the section entitled Process for Disclosure and Recording of Liabilities Related to Legal Proceedings (contained in Legal Proceedings in Note 17) for additional information about such estimates.
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
Using this methodology, the Company determined discount rates for its plans as follow:

Weighted average	U.S. Pension	International Pension	Postretirement Benefits
December 31, 2025 Liability:
Benefit obligation	5.41%	4.82%	5.38%
2025 Net Periodic Benefit Cost Components:
Service cost	5.75%	3.73%	5.75%
Interest cost	5.41%	4.25%	5.31%
Expected return on plan assets
The expected return on plan assets for the primary U.S. qualified pension plan is based on strategic asset allocation of the plan, long-term capital market return expectations, and expected performance from active investment management. For the primary U.S. qualified pension plan, the expected long-term rate of return for 2026 is 8.0 percent, no change from the 8.0% in 2025. Return on assets assumptions for international pension and other post-retirement benefit plans are calculated on a plan-by-plan basis using plan asset allocations and expected long-term rate of return assumptions. The weighted average expected return for the international pension plans is 5.33% for 2026 compared to 5.0% for 2025. Changes in asset allocation and market performance over time, among other factors, cause these estimates to be subject to uncertainty.
In 2025, the Company recognized pre-tax defined benefit pension and postretirement benefit service cost expense of $168 million and non-service pension and postretirement net benefit costs (including settlements, curtailments, special termination benefits and other) of $104 million for a total pre-tax continuing operations defined benefit pension and postretirement expense of $272 million, down from $1,022 million in 2024. The 2024 amounts include $0.8 billion pension settlement charge associated the pension risk transfer special item (discussed in Note 13).
Assessments of Goodwill: The Company makes certain estimates and judgments in impairment assessments of goodwill. As of December 31, 2025, 3M goodwill totaled approximately $6.4 billion. Goodwill is tested for impairment annually in the fourth quarter of each year and is tested between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. If future non-cash asset impairment charges are taken, 3M would expect that only a portion of the goodwill would be impaired.
Impairment testing for goodwill is done at a reporting unit level, with all goodwill assigned to a reporting unit. Reporting units are one level below the operating segment level, but are required to be combined when reporting units within the same segment have similar economic characteristics. At 3M, reporting units correspond to a division. 3M did not combine any of its reporting units for impairment testing. An impairment loss would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit, and the loss would equal that difference. The estimated fair value of a reporting unit is determined based on a market approach using comparable company information such as EBITDA (earnings before interest, taxes, depreciation and amortization) multiples. 3M also performs a discounted cash flow analysis for certain reporting units if the market approach indicates additional review is warranted. A discounted cash flow analysis involves key assumptions including projected sales, EBITDA margins, capital expenditures, and discount rates. Changes in reporting unit earnings, comparable company information, and expected future cash flows, as well as underlying market and overall economic conditions, among other factors, make these estimates subject to uncertainty.
Based on the annual test in the fourth quarter of 2025 completed as of October 1, 2025, no goodwill impairment was indicated for any of the reporting units. As of October 1, 2025, 3M had 16 primary reporting units, with five reporting units accounting for approximately 85 percent of the goodwill. These five reporting units were comprised of the following divisions: Commercial Branding and Transportation, Display Materials and Systems, Electronics Materials Solutions, Industrial Adhesives and Tapes, and Personal Safety.

Uncertainty in Income Tax Positions: The extent of 3M’s operations involves dealing with uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. The Company follows guidance provided by ASC 740, Income Taxes, a subset of which relates to uncertainty in income taxes, to record these liabilities (refer to Note 9 for additional information). The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.
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
3M maintains a strong liquidity profile. The Company’s primary short-term liquidity needs can be met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. The Company had no commercial paper outstanding as of December 31, 2025 and 2024.
Total debt: The strength of 3M’s credit profile and significant ongoing cash flows provide 3M proven access to capital markets. Additionally, the Company’s debt maturity profile is staggered to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. As of the date of this report, 3M had the following credit ratings:

Credit rating agency	Long-term rating	Outlook
Moody's Investors Service	A3	Stable
S&P Global Ratings	BBB+	Stable
Fitch Ratings	A-	Stable
The Company’s total debt at December 31, 2025, decreased when compared to December 31, 2024, due to debt maturities with an aggregate principal amount of $1.8 billion, partially offset by the issuance of $1.1 billion in aggregate principal amount of debt, and a $0.2 billion impact from foreign currency remeasurement. For discussion of repayments of and proceeds from debt refer to the following Cash Flows from Financing Activities section.
Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 12.
3M has a principal amount of long-term debt of $1.5 billion which will mature in 2026. The Company's financial condition and liquidity enable it to address these obligations by refinancing, redemption or some combination thereof.
3M has a $4.25 billion five-year revolving credit facility that expires in May 2028. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lenders' discretion), bringing the total facility up to $5.25 billion. The credit facility was undrawn at December 31, 2025. Under the $4.25 billion credit facility, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (based on amounts defined in the amended agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2025, 3M was in compliance with this requirement. Debt covenants do not restrict the payment of dividends.
The Company also had $0.6 billion in stand-alone letters of credit, bank guarantees, and other similar instruments issued and outstanding at December 31, 2025. These instruments are utilized in connection with normal business activities.

Cash, cash equivalents and marketable securities: Cash, cash equivalents and marketable securities are invested in bank instruments and other high quality securities. The table below provides the breakout of the balance between the Company's foreign subsidiaries and the United States as of December 31, 2025 and December 31, 2024.

(Billions)	December 31, 2025	December 31, 2024
Foreign subsidiaries	$3.5	$3.5
United States	2.4	4.2
Total cash, cash equivalents and marketable securities	$5.9	$7.7
The decrease from December 31, 2024, was impacted by $3.4 billion in payments associated with PFAS-related environmental liabilities and the CAE legal settlement (as discussed in Note 17), $3.3 billion in purchases of treasury stock, $1.8 billion in debt maturities, and $1.6 billion in dividend payments. The uses of cash were partially offset by proceeds of $1.6 billion from issuances of treasury shares pursuant to option/benefit plans, $1.1 billion from debt issuance proceeds, and $0.6 billion from the sale of a portion of 3M's interest in Solventum.
Current equity investments: Current equity investments consist of 3M's ownership interest in Solventum Corporation. As of December 31, 2025, 3M owned approximately 15% of Solventum's common stock, with a fair value of $2.0 billion. In August 2025, 3M sold a portion of its holdings, for proceeds of $0.6 billion, and classified its remaining interest as current equity investments (part of other current assets). As previously disclosed, 3M expects to sell its ownership in Solventum within five years of its 2024 spin-off. Sales of 3M's retained stake are subject to regulatory and other restrictions.
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
Working capital (non-GAAP measure):

(Millions)	December 31, 2025	December 31, 2024	Change
Current assets	$16,387	$15,884	$503
Less: Current liabilities	9,595	11,256	(1,661)
Working capital (non-GAAP measure)	$6,792	$4,628	$2,164
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
Working capital increased from December 31, 2024, primarily due to lower balances of current liabilities related to PFAS-related environmental liabilities and the CAE legal settlement, short-term borrowings and current portions of long-term debt and higher current assets driven by the 2025 classification of 3M's remaining interest in Solventum within current equity investments (as discussed above) and increases in accounts receivable. This increase was partially offset by declines in cash, cash equivalents, and marketable securities.
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
In 2025, cash flows provided by operating activities increased by $0.5 billion compared to the same period last year, primarily driven by lower payments associated with PFAS-related environmental liabilities and the CAE legal settlement.
Cash Flows from Investing Activities:
Investments in PP&E enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. 3M invested $0.9 billion on PP&E in 2025. The Company expects 2026 capital spending to be approximately $1.1 billion as 3M continues to invest in growth, productivity and sustainability.

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
Cash Flows from Financing Activities:
2025 Debt Activity: Debt cash flow activity includes $1.8 billion aggregate principal amount of debt maturities partially offset by proceeds from issuance of $1.1 billion in aggregate principal amount of debt in 2025. Gross commercial paper issuances and repayments, in addition to repayments of the fixed-rate notes, are largely reflected in “Proceeds from debt (maturities greater than 90 days)” and "Repayment of debt (maturities greater than 90 days)". 3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. Refer to Note 12 for more detail regarding debt.
2024 Debt Activity: Debt cash flow activity includes proceeds from Solventum's issuance of $8.4 billion in aggregate principal amount of debt in the first quarter of 2024 partially offset by $2.9 billion in debt maturities, consisting of $1.1 billion of fixed- and floating-rate notes and $1.8 billion repayment of commercial paper borrowings. Gross commercial paper issuances and repayments, in addition to repayments of the fixed-rate notes, are largely reflected in “Proceeds from debt (maturities greater than 90 days)” and "Repayment of debt (maturities greater than 90 days)".
Repurchases of Common Stock: In February 2025, 3M’s Board of Directors replaced the Company’s 2018 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $7.5 billion of 3M’s outstanding common stock, with no pre-established end date. Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In 2025, the Company purchased $3.3 billion of its own stock, compared to $1.8 billion of stock purchases in 2024. As of December 31, 2025, approximately $4.6 billion remained available under the authorization. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 5. The Company also had $1.6 billion in proceeds from issuance of treasury stock pursuant to stock option and benefit plans in 2025.
Dividends Paid to Shareholders: 3M has paid dividend continuously since 1916. Cash dividends declared and paid totaled $0.73 per share for each quarter of 2025; $1.51 per share for the first quarter of 2024; and $0.70 per share for each of the second, third and fourth quarters of 2024. In February 2026, 3M's Board of Directors declared a first-quarter 2026 dividend of $0.78 per share, an increase of 7 percent.
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
Material Cash Requirements from Known Contractual and Other Obligations: 3M’s material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:
•Tax obligations—Refer to Note 9.
•Debt—Refer to Note 12. Future cash payments for interest on long-term debt is approximately $5 billion.
•Commitments and contingencies—Refer to Note 17. In addition to other matters discussed therein, Note 17 references that the Company expects to pay up to $12.5 billion in the aggregate from 2023 through 2036 pursuant to the terms of the PWS Settlement and expects to pay up to $6.0 billion in the aggregate from 2023 to 2029 pursuant to the terms of the CAE Settlement. Through December 31, 2025, 3M has paid $8.2 billion in aggregate relating to these settlements. See the settlement agreements that are included in the exhibit list to this filing for additional information.
•Operating and finance leases—Refer to Note 18.
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
Refer to Note 1. Significant Accounting Policies, Note 11. Marketable Securities, Note 12. Long-Term Debt and Short-Term Borrowings, Note 15. Derivatives and Note 16. Fair Value Measurements within Item 8 of this Form 10-K for additional discussion of foreign currency exchange, interest rates and financial instruments.
Foreign Currency Exchange Rates Risk: Foreign currency exchange rates and fluctuations in those rates may affect the Company’s net investment in foreign subsidiaries and may cause fluctuations in cash flows related to foreign denominated transactions. 3M is also exposed to the translation of foreign currency earnings to the U.S. Dollar. The Company may enter into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. 3M may de-designate these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. In addition, 3M enters into foreign currency contracts that are not designated in hedging relationships to offset, in part, the impacts of changes in value of various non-functional currency denominated items including certain intercompany financing balances. As circumstances warrant, the Company also uses foreign exchange contracts and foreign currency denominated debt as hedging instruments to hedge portions of the Company’s net investments in foreign operations. At December 31, 2025 and 2024, an instantaneous 10% change in applicable foreign currency spot exchange rates would have resulted in changes of up to approximately $192 million and $24 million, respectively, in the aggregate fair value carrying amount of foreign exchange forward/option contracts and cross-currency swaps. The similar impact on non-functional currency denominated debt used as hedging instruments would have resulted in changes of up to approximately $206 million and $182 million, respectively, at December 31, 2025 and 2024.
Interest Rates Risk: The Company may be impacted by interest rate volatility with respect to existing debt and future debt issuances. 3M manages interest rate risk and expense using a mix of fixed and floating rate debt. In addition, the Company may enter into interest rate swaps that are designated and qualify as fair value hedges. At December 31, 2025 and 2024, an instantaneous 100-basis-point change in applicable interest rates would have resulted in an insignificant increase or decrease in the Company's pre-tax earnings on an annualized basis, related to 3M's floating-rate notes and interest rate swap agreements.
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
3M Company
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective.
The Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.
3M Company

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of 3M Company

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of 3M Company and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

PFAS-Related Legal Proceedings

As described in Note 17 to the consolidated financial statements, management records liabilities for legal proceedings in those instances where it can reasonably estimate the amount of the loss and when the loss is probable. Where the reasonable estimate of the probable loss is a range, management records as an accrual in the Company’s financial statements the most likely estimate of the loss, or the low end of the range if there is no one best estimate. Management either discloses the amount of a possible loss or range of loss in excess of established accruals if estimable, or states that such an estimate cannot be made. As of December 31, 2025, the Company had recorded liabilities of $7.7 billion for other environmental liabilities, the majority of which relate to PFAS-related legal proceedings. These accruals represent management’s estimate of probable loss for PFAS-related matters and litigation. Management discloses significant legal proceedings even where liability is not probable or the amount of the liability is not estimable, or both, if management believes there is at least a reasonable possibility that a loss may be incurred.

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

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 3, 2026
We have served as the Company’s auditor since 1975.

3M Company and Subsidiaries
Consolidated Statement of Income (Loss)

	Years ended December 31,
(Millions, except per share amounts)	2025	2024	2023
Net sales	$24,948	$24,575	$24,610

Operating expenses
Cost of sales	14,991	14,447	14,983
Selling, general and administrative expenses	3,997	4,221	19,198
Research, development and related expenses	1,169	1,085	1,154
Loss (gain) on business divestitures	162	—	(36)
Total operating expenses	20,319	19,753	35,299
Operating income (loss)	4,629	4,822	(10,689)

Other expense (income), net	416	3	582

Income (loss) from continuing operations before income taxes	4,213	4,819	(11,271)
Provision (benefit) for income taxes	1,003	804	(2,867)
Income (loss) from continuing operations of consolidated group	3,210	4,015	(8,404)

Income from unconsolidated subsidiaries, net of taxes	52	9	18
Net income (loss) from continuing operations including noncontrolling interest	3,262	4,024	(8,386)

Less: net income attributable to noncontrolling interest	12	15	16
Net income (loss) from continuing operations attributable to 3M	3,250	4,009	(8,402)

Net income from discontinued operations, net of taxes	—	164	1,407
Net income (loss) attributable to 3M	$3,250	$4,173	$(6,995)

Earnings (loss) per share attributable to 3M common shareholders:
Weighted average 3M common shares outstanding — basic	537.4	550.8	553.9
Earnings (loss) per share from continuing operations — basic	$6.05	$7.28	$(15.17)
Earnings per share from discontinued operations — basic	—	0.30	2.54
Earnings (loss) per share — basic	$6.05	$7.58	$(12.63)

Weighted average 3M common shares outstanding — diluted	541.3	552.4	553.9
Earnings (loss) per share from continuing operations — diluted	$6.00	$7.26	$(15.17)
Earnings per share from discontinued operations — diluted	—	0.29	2.54
Earnings (loss) per share — diluted	$6.00	$7.55	$(12.63)
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Loss)

	Years ended December 31,
(Millions)	2025	2024	2023
Net income (loss) attributable to 3M	$3,250	$4,173	$(6,995)
Net income attributable to noncontrolling interest	12	15	16
Net income (loss) including noncontrolling interest	3,262	4,188	(6,979)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	430	(512)	322
Defined benefit pension and postretirement plans adjustment	301	935	(380)
Cash flow hedging instruments	(83)	39	(47)
Total other comprehensive income (loss), net of tax	648	462	(105)
Comprehensive income (loss) including noncontrolling interest	3,910	4,650	(7,084)
Comprehensive (income) attributable to noncontrolling interest	(9)	(14)	(16)
Comprehensive income (loss) attributable to 3M	$3,901	$4,636	$(7,100)
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Balance Sheet

(Dollars in millions, except per share amount)	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$5,235	$5,600
Marketable securities	698	2,128
Accounts receivable — net of allowances of $61 and $60	3,533	3,194
Inventories
Finished goods	1,744	1,849
Work in process	1,126	1,051
Raw materials and supplies	791	798
Total inventories	3,661	3,698
Prepaids	391	493
Assets held for sale	46	—
Other current assets	2,823	771
Total current assets	16,387	15,884
Property, plant and equipment	23,922	23,406
Less: accumulated depreciation	(16,821)	(16,018)
Property, plant and equipment — net	7,101	7,388
Goodwill	6,419	6,281
Intangible assets — net	1,103	1,210
Other assets	6,723	9,105
Total assets	$37,733	$39,868
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,670	$1,919
Accounts payable	2,702	2,660
Accrued payroll	718	712
Liabilities held for sale	55	—
Other current liabilities	4,450	5,965
Total current liabilities	9,595	11,256
Long-term debt	10,932	11,125
Pension and postretirement benefits	1,631	1,813
Other liabilities	10,828	11,780
Total liabilities	32,986	35,974
Commitments and contingencies (Note 17)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 per share; 944,033,056 shares issued	9	9
Shares outstanding - December 31, 2025: 530,279,131 December 31, 2024: 539,470,303
Additional paid-in capital	7,440	7,229
Retained earnings	38,258	36,797
Treasury stock, at cost	(35,936)	(34,462)
Accumulated other comprehensive income (loss)	(5,069)	(5,731)
Total 3M Company shareholders’ equity	4,702	3,842
Noncontrolling interest	45	52
Total equity	4,747	3,894
Total liabilities and equity	$37,733	$39,868
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Changes in Equity

		3M Company shareholders
(Dollars in millions, except per share amounts)	Total	Common stock and additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Non-controlling interest
Balance at December 31, 2022	$14,770	$6,700	$47,950	$(33,255)	$(6,673)	$48
Net income (loss)	(6,979)		(6,995)			16
Other comprehensive income (loss), net of tax	(105)				(105)	—
Dividends declared ($6.00 per share, Note 8)	(3,311)		(3,311)
Stock-based compensation	265	265
Reacquired stock	(33)			(33)
Dividend to noncontrolling interest	(3)					(3)
Issuances pursuant to stock options and benefit plans	264		(165)	429
Balance at December 31, 2023	4,868	6,965	37,479	(32,859)	(6,778)	61
Net income	4,188		4,173			15
Other comprehensive income (loss), net of tax	462				463	(1)
Solventum spin-off	(2,167)		(2,751)		584
Dividends declared ($3.61 per share, Note 8)	(1,982)		(1,982)
Stock-based compensation	273	273
Reacquired stock	(1,817)			(1,817)
Dividend to noncontrolling interest	(23)					(23)
Issuances pursuant to stock options and benefit plans	92		(122)	214
Balance at December 31, 2024	3,894	7,238	36,797	(34,462)	(5,731)	52
Net income	3,262		3,250			12
Other comprehensive income (loss), net of tax	648				651	(3)
Solventum spin-off	(3)		(14)		11
Dividends declared ($2.92 per share, Note 8)	(1,562)		(1,562)
Stock-based compensation	211	211
Reacquired stock	(3,249)			(3,249)
Dividend to noncontrolling interest	(16)					(16)
Issuances pursuant to stock options and benefit plans	1,562		(213)	1,775
Balance at December 31, 2025	$4,747	$7,449	$38,258	$(35,936)	$(5,069)	$45
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Cash Flows(a)

	Years ended December 31,
(Millions)	2025	2024	2023
Cash flows from operating activities
Net income (loss) including noncontrolling interest	$3,262	$4,188	$(6,979)
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	1,308	1,363	1,987
Company pension and postretirement contributions	(145)	(154)	(152)
Company pension and postretirement expense	272	1,035	145
Stock-based compensation expense	225	289	274
Loss (gain) on business divestitures	162	—	(36)
Deferred income taxes	418	321	(3,855)
Changes in assets and liabilities
Accounts receivable	(211)	114	(170)
Inventories	139	41	567
Accounts payable	21	46	138
Other — net	(3,145)	(5,424)	14,761
Net cash provided by (used in) operating activities	2,306	1,819	6,680

Cash flows from investing activities
Purchases of property, plant and equipment (PP&E)	(910)	(1,181)	(1,615)
Proceeds from sale of PP&E and other assets	95	61	119
Purchases of marketable securities and investments	(1,305)	(4,153)	(1,466)
Proceeds from maturities and sale of marketable securities and investments	3,468	2,074	1,660
Proceeds from sale of businesses, net of cash sold	5	—	60
Other — net	(3)	(7)	35
Net cash provided by (used in) investing activities	1,350	(3,206)	(1,207)

Cash flows from financing activities
Change in short-term debt — net	—	(205)	205
Repayment of debt (maturities greater than 90 days)	(1,815)	(2,656)	(3,086)
Proceeds from debt (maturities greater than 90 days)	1,099	8,367	2,835
Purchases of treasury stock	(3,251)	(1,801)	(33)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	1,562	92	264
Dividends paid to shareholders	(1,562)	(1,982)	(3,311)
Cash transferred to Solventum related to separation, net	—	(621)	—
Other — net	(49)	(96)	(21)
Net cash provided by (used in) financing activities	(4,016)	1,098	(3,147)

Effect of exchange rate changes on cash and cash equivalents	41	(44)	(48)

Net increase (decrease) in cash and cash equivalents, including cash classified within assets held for sale	(319)	(333)	2,278
Less: net increase (decrease) in cash classified within assets held for sale	46	—	—
Net increase (decrease) in cash and cash equivalents	(365)	(333)	2,278
Cash and cash equivalents at beginning of year	5,600	5,933	3,655
Cash and cash equivalents at end of period	$5,235	$5,600	$5,933
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.
(a)    The Consolidated Statements of Cash Flows include the results of continuing and discontinued operations and, therefore, also include cash and cash equivalents associated with Solventum through its April 2024 separation from 3M that were presented in current assets of discontinued operations in the 3M Consolidated Balance Sheet.

3M Company and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Significant Accounting Policies
Nature of Operations and Basis of Presentation: 3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products. As used herein, the term “3M” or “Company” refers to 3M Company and subsidiaries unless the context indicates otherwise.
The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). Preparation of the consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes. Such estimates and assumptions are subject to inherent uncertainties which may result in actual amounts differing from these estimates. The financial statements consolidate all applicable subsidiaries; intercompany transactions and balances are eliminated.
With the exception of subsidiaries operating in highly inflationary economies, which are not material to 3M, local currencies generally are considered the functional currencies outside the United States. Assets and liabilities for operations in local-currency environments are translated at month-end exchange rates of the period reported. Income and expense items are translated at average monthly currency exchange rates in effect during the period. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity.
Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to current period presentation.
Cash and Cash Equivalents: Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when acquired.
Investments: 3M invests in both marketable and equity securities. These securities are classified as current or non-current based on their availability for use in current operations.
Marketable securities, which include available-for-sale debt securities, are recorded at fair value with unrealized gains and losses recognized in accumulated other comprehensive income.
Equity securities primarily relate to 3M's ownership interest in Solventum, which 3M accounts for as an equity investment with a readily determinable fair value. This investment was reclassified as a current equity investment (included in other current assets) in 2025. Equity securities that do not result in consolidation or are not accounted for under the equity method are measured at fair value, with changes in fair value reflected in net income. For equity investments without readily determinable fair values, 3M applies the measurement alternative — recording them at cost, less impairment, and adjusted for observable price changes in orderly transactions.
3M regularly reviews investment securities for impairment. For debt securities, an impairment relating to credit losses is recorded through an allowance for credit losses. Changes in the allowance are recognized in earnings in the period of the change. Any impairment that has not been recorded through an allowance for credit losses is recorded through accumulated other comprehensive income as a component of shareholders’ equity. Amounts are reclassified out of accumulated other comprehensive income and into earnings upon sale or when portions of the impairment related and unrelated to credit losses change.
Inventories: Inventories are stated at the lower of cost or net realizable value, which is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Cost is generally determined on a first-in, first-out basis.

Property, Plant and Equipment (PP&E) and Definite-Lived Intangible Assets: Property, plant and equipment, including capitalized interest and internal direct engineering costs, are recorded at cost. The Company capitalizes direct costs of services used in the development of, and external software acquired for use as, internal-use software. These software amounts are reported within machinery and equipment in PP&E. Depreciation of PP&E is generally computed using the straight-line method. Internal-use software elements of PP&E are depreciated over a period of three to seven years. 3M records capital-related government grants earned as reductions to the cost of PP&E and associated unpaid liabilities.
Major classes of PP&E, along with their original useful lives (as applicable) are as follows:

(Millions)	Original lives	December 31, 2025	December 31, 2024
Land		$202	$200
Buildings and leasehold improvements	10 to 40 years	7,729	7,432
Machinery and equipment	3 to 15 years	15,328	14,780
Construction in progress		663	994
Gross property, plant and equipment		23,922	23,406
Accumulated depreciation		(16,821)	(16,018)
Property, plant and equipment - net		$7,101	$7,388
Definite lived intangible asset types include customer-related, patent, other technology-based, tradename and other intangible assets acquired from independent parties. These assets are amortized on a systematic and rational basis (generally straight-line) representative of the asset's use. Refer to Note 5 for amortizable lives and additional details on intangible assets. Costs related to internally developed intangible assets, such as patents, are expensed as incurred, within “Research, development and related expenses”. 3M also expenses costs incurred to renew or extend the term of intangible assets.
Fully depreciated PP&E, other than capitalized internally developed software, is retained in PP&E and accumulated depreciation accounts until disposal. Upon disposal, assets and related accumulated depreciation are removed from the accounts, and the net amount, less proceeds from disposal, is charged or credited to operations. Definite-lived intangible assets are removed from their respective gross asset and accumulated amortization accounts when they are no longer in use.
PP&E and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. The amount of the impairment loss recorded equals the excess of the asset’s (or asset group's) carrying value over its fair value, which is generally determined using a discounted cash flow analysis.
Asset Retirement Obligations: A liability is initially recorded at fair value for an asset retirement obligation associated with the retirement of tangible long-lived assets in the period in which the obligation is incurred, provided a reasonable estimate of fair value can be made. Over time, the liability is accreted for the change in its present value, and the initial capitalized cost is depreciated over the remaining useful life of the related asset. 3M cannot reasonably estimate the fair value of certain conditional asset retirement obligations due to the nature of specific conditions and the uncertain outcome of related commercial activities.
The asset retirement obligation liability reflected in other current liabilities and other liabilities was as follows:

(Millions)	December 31, 2025	December 31, 2024
Asset retirement obligation	$202	$195
Goodwill and Indefinite-Lived Intangible Assets: Goodwill and indefinite-lived intangible assets (namely certain tradenames) are not amortized and are assessed for impairment annually — in the fourth quarter for goodwill and the third quarter for indefinite-lived intangible assets — and whenever events or circumstances indicate that the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting-unit level, which at 3M primarily corresponds to a division. An impairment loss is recognized when the carrying value of a reporting unit’s net assets exceeds its estimated fair value. The estimated fair value of a reporting unit is determined using a market approach based on comparable company information, such as EBITDA (earnings before interest, taxes, depreciation, and amortization) multiples, or, in some cases, using a discounted cash-flow analysis. An impairment loss is recognized for an indefinite-lived intangible asset when its fair value — generally determined using a discounted cash-flow model — is less than its carrying value.

Restructuring Actions: Restructuring actions generally include significant actions involving employee-related severance charges, contract termination costs, and impairment or accelerated depreciation or amortization of assets associated with such actions. Employee-related severance charges are largely based upon distributed employment policies and substantive severance plans. These charges are reflected in the quarter in which the actions are probable and the amounts are estimable, which typically occurs when management approves the associated actions. Severance amounts for which affected employees are required, in certain circumstances, to render service in order to receive benefits at their termination dates are measured as of the date such benefits were communicated to the applicable employees and recognized as expense over the employees’ remaining service periods. Contract termination and other charges primarily reflect costs to terminate a contract before the end of its term (measured at fair value when the Company provides notice to the counterparty) or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the Company.
Revenue (Sales) Recognition: The Company sells products to a diversified base of customers around the world and has no material concentration of credit risk or significant payment terms extended to customers. The vast majority of 3M’s customer arrangements contain a single performance obligation to transfer manufactured goods.
Revenue is recognized when control of goods transfers to customers. For the majority of the Company’s customer arrangements, control transfers to customers at a point-in-time when goods or services are delivered, as this generally represents when legal title, physical possession, and the risks and rewards of ownership transfer to the customer.
Revenue is recognized at the transaction price to which the Company expects to be entitled. When determining the transaction price, 3M estimates variable consideration using the portfolio approach practical expedient. The main sources of variable consideration for 3M are customer incentives such as rebates, trade promotion funds, and cash discounts. These sales incentives are recorded as a reduction to revenue at the time of the initial sale using the most likely-amount estimation method. The most likely-amount method is based on the single most likely outcome from a range of possible consideration outcomes, derived from sales terms, historical experience, trend analysis, and projected market conditions in the markets 3M serves.
Accrued customer incentives reflected within other current liabilities were as follows:

(Millions)	December 31, 2025	December 31, 2024
Accrued customer incentives	$624	$607
The most common incentive relates to amounts paid or credited to customers for achieving defined volume levels or growth objectives. There are no material instances where variable consideration is constrained and not recorded at the initial time of sale. Free goods are accounted for as expenses and recorded in cost of sales. Product returns are recorded as a reduction to revenue based on anticipated sales returns that occur in the normal course of business. 3M primarily has assurance-type warranties that do not result in separate performance obligations. Sales, use, value-added, and other excise taxes are excluded from revenue. The Company has elected to present revenue net of sales taxes and other similar taxes.
The Company applies the "right-to-invoice" practical expedient, as the amount invoiced to customers reasonably corresponds to the value of 3M’s performance completed to date.
The Company applies the practical expedient related to costs of obtaining a contract by expensing sales commissions when incurred because the amortization period would have been one year or less as the Company does not have material costs related to obtaining a contract with amortization periods greater than one year for any year presented.
Warranties/Guarantees: 3M’s accrued product warranty liabilities, guarantees of loans with third parties, and other guarantee arrangements are not material.
Accounts Receivable and Allowances: Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for bad debts, cash discounts, and various other items for potential credit losses. The Company determines the allowances based on historical write-off experience, current expectations of future credit losses informed by industry and regional economic data, and historical cash discounts. The allowances are reviewed on a monthly basis. The allowances for bad debts as well as the provision for credit losses, write-off activity and recoveries for the periods presented are not material. The Company does not have any significant off-balance-sheet credit exposure related to its customers.
Advertising and Merchandising: These costs are charged to operations in the period incurred, and were as follows:

(Millions)	2025	2024	2023
Advertising and merchandising costs	$233	$216	$201
Research, Development and Related Expenses: Research and development expenses cover basic scientific research and the application of scientific advances in the development of new and improved products and their uses. Related expenses primarily include technical support; costs associated with internally developed patents; amortization of certain acquired technology; and gains or losses associated with certain corporate approved investments in R&D-related ventures.

Environmental: Reserves for liabilities related to anticipated environmental-remediation costs are recorded when they are probable and reasonably estimable, generally no later than the completion of feasibility studies, the Company’s commitment to a plan of action, or approval by regulatory agencies. Environmental costs for capital projects that contribute to current or future operations generally are capitalized and depreciated over their estimated useful lives.
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
Derivatives and Hedging Activities: All derivative instruments within the scope of ASC 815, Derivatives and Hedging, are recorded on the balance sheet at fair value. All hedging instruments that qualify for hedge accounting are designated and effective as hedges, in accordance with U.S. GAAP. Instruments that do not qualify for hedge accounting are adjusted to fair value with changes recognized in current earnings. Cash flows associated with derivative instruments are classified in the statement of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives. See Note 15 for more information on the Company's derivative instruments and hedging programs.
Fair Value Measurements: 3M follows ASC 820, Fair Value Measurements and Disclosures, with respect to assets and liabilities that are measured at fair value on both a recurring and nonrecurring basis.
Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
The standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability, developed from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability, based on the best information available under the circumstances.
The hierarchy is broken down into three levels:
•Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.
•Level 3 inputs are unobservable inputs for the asset or liability.
Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Leases: 3M determines if an arrangement is a lease at inception by establishing whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. 3M has determined that certain service agreements that contain the right to use an underlying asset are not leases, as 3M does not control how and for what purpose the identified asset is used.
Operating lease right-of-use assets and liabilities are recognized as of the commencement date based on the present value of lease payments over the lease term. The discount rate used is 3M’s incremental borrowing rate or, if available, the rate implicit in the lease. 3M determines the incremental borrowing rate for leases using a portfolio approach based primarily on the lease term and the economic environment of the relevant country or region.
As a lessee, the Company leases distribution centers, office space, land, and equipment. Certain 3M lease agreements include rental payments that are adjusted annually based on changes in an inflation index. 3M’s leases do not contain material residual value guarantees or material restrictive covenants. Lease expense is recognized on a straight-line basis over the lease term.
Certain leases include one or more options to renew, with terms that can extend the lease term by up to five years. 3M includes options to renew the lease as part of the right of use lease asset and liability when it is reasonably certain the Company will exercise the option. In addition, certain leases contain fair value purchase and termination options with an associated penalty. In general, 3M is not reasonably certain to exercise such options.

For the measurement and classification of its lease agreements, 3M groups lease and non-lease components into a single lease component for all underlying asset classes. Variable lease payments primarily include payments for non-lease components such as maintenance costs, payments for leased assets used beyond their noncancellable lease term as adjusted for contractual options to terminate or renew; additional payments related to a subsequent adjustment in an inflation index; and payments for non-components such as sales tax. Certain 3M leases contain immaterial variable lease payments that are based on production volume.
Related Party Activity: 3M does not have any material related party activity.
New Accounting Pronouncements:
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU primarily requires disaggregated annual information about a company's effective tax rate reconciliation and income taxes paid. 3M adopted this ASU prospectively beginning with 2025 and the additional disclosure is included in Note 9.
The table below provides summaries of applicable new accounting pronouncements issued, but not yet adopted by 3M.

Standards issued and not yet adopted
Standard	Relevant description	Effective date for 3M	Impact and other matters
ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Issued in November 2024. Requires new disclosures providing further detail of a company's income statement expense line items.	Year-end December 31, 2027	As this ASU relates to disclosures only, there will be no impact to 3M’s consolidated results of operations and financial condition.
ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	Issued in July 2025. Provides an optional practical expedient for estimating future credit losses based on
	current conditions as of the balance sheet date and assuming those conditions do not change over the remaining life of the accounts receivable.	January 1, 2026	3M does not expect this ASU to have a material impact on consolidated results of operations and financial condition.
ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	Issued in September 2025. Removes references to prescriptive software development stages and includes an updated framework for capitalizing internal software costs in an agile environment.	January 1, 2028	3M is currently evaluating this ASU's impact on consolidated results of operations and financial condition.
ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements	Issued in November 2025. Improves alignment of hedge accounting with risk management activities and provides guidance regarding five specific hedge accounting issues.	January 1, 2027	3M does not expect this ASU to have a material impact on consolidated results of operations and financial condition.
ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities	Issued in December 2025. Provides recognition, measurement, and presentation guidance, as well as additional disclosure requirements, for government grants.	January 1, 2029	3M is currently evaluating this ASU's impact on consolidated results of operations and financial condition.
ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements	Issued in December 2025. Clarifies the applicability of interim reporting guidance, the types of interim reporting, and the required form and content of interim financial statements.	January 1, 2028	As this ASU relates to disclosures only, there will be no impact to 3M’s consolidated results of operations and financial condition.

Note 2. Discontinued Operations
On April 1, 2024, 3M completed the separation of its Health Care business (the Separation) through a pro rata distribution of 80.1% of the outstanding shares of Solventum Corporation (Solventum) to 3M stockholders. The spin-off transaction was intended to be tax-free for U.S. federal income tax purposes. To reflect the completion of the spin, 3M recorded a decrease in shareholders equity for the net book value of applicable assets and liabilities included in the Separation, net of the book value of 3M's retained ownership. As a result, Solventum became an independent public company, 3M no longer consolidated Solventum into 3M’s financial results and the historical net income of Solventum and applicable assets and liabilities included in the Separation were reported in 3M's consolidated financial statements as discontinued operations. Following the Separation, as 3M no longer controls or has the ability to exert significant influence over Solventum, 3M measures, at fair value on a recurring basis, its retained ownership interest in Solventum common stock (see additional information in Note 7).
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
3M continuing involvement with Solventum in the form of net sales under supply agreements and income from transition agreements is reflected in amounts disclosed in "Corporate and Other" in Note 20. Supply agreements are reflected as net sales and associated costs while transition agreement income is recorded as a direct offset to associated costs within selling, general and administrative expenses. Solventum transition agreement income for 2025 was approximately $150 million (approximately $0.7 billion gross fees, net of assigned costs). Solventum transition agreement income for 2024 was approximately $50 million, (approximately $0.6 billion gross fees, net of assigned costs). Transition services or purchases from Solventum are not material to 3M. Amounts due from Solventum and amounts due to Solventum under the agreements referenced above were approximately $0.4 billion and $0.1 billion, respectively, as of December 31, 2025. Amounts due from Solventum and amounts due to Solventum under the agreements referenced above were approximately $0.4 billion and $0.2 billion, respectively, as of due from December 31, 2024.
Information regarding net income from discontinued operations, net of taxes includes the following:

Net income from discontinued operations, net of taxes (millions)	2024	2023
Net sales	$1,987	$8,071
Cost of sales	844	3,494
Other operating expenses	837	3,016
Other expense (income), net	44	(22)
Income from discontinued operations before income taxes	262	1,583
Provision for income taxes	98	176
Net income from discontinued operations, net of taxes	$164	$1,407
Cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statement of Cash Flows for all applicable periods presented. Selected financial information related to cash flows from discontinued operations is below.

Selected cash flow information from discontinued operations (millions)	2024	2023
Depreciation and amortization	$139	$554
Purchases of PP&E	77	227

Note 3. Revenue
Disaggregated Revenue Information: The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

Net sales (millions)	2025	2024	2023
Abrasives	$1,340	$1,295	$1,327
Automotive Aftermarket	1,178	1,235	1,237
Electrical Markets	1,394	1,274	1,259
Industrial Adhesives and Tapes	2,266	2,104	2,051
Industrial Specialties Division	1,172	1,161	1,206
Personal Safety	3,544	3,371	3,382
Roofing Granules	490	521	494
Total Safety and Industrial Business segment	11,384	10,961	10,956

Advanced Materials	858	969	1,167
Automotive and Aerospace	1,901	1,912	1,925
Commercial Branding and Transportation	2,602	2,528	2,546
Electronics	2,911	2,971	2,863
Total Transportation and Electronics Business segment	8,272	8,380	8,501

Consumer Safety and Well-Being	1,108	1,080	1,096
Home and Auto Care	1,200	1,191	1,260
Home Improvement	1,486	1,486	1,448
Packaging and Expression	1,126	1,174	1,222
Total Consumer Business segment	4,920	4,931	5,026

Corporate and Other	372	303	127
Total Company	$24,948	$24,575	$24,610

Net sales by geographic area (millions)	2025	2024	2023
Americas	$13,579	$13,405	$13,268
Asia Pacific	7,095	6,994	7,068
Europe, Middle East and Africa	4,274	4,176	4,274
Worldwide	$24,948	$24,575	$24,610

Net sales by particular country (millions)	2025	2024	2023
United States	$10,936	$10,788	$10,607
China/Hong Kong	2,951	2,824	2,625

Note 4. Divestitures
2025 Divestitures and Previously Announced Divestitures: In June 2025, 3M completed the sale of its fused silica business, formerly part of the Transportation and Electronics business, for immaterial proceeds slightly below the business's book value.
In September 2025, 3M agreed to sell its precision grinding and finishing business, within the Safety and Industrial business. The transaction is expected to close in the first half of 2026, subject to customary closing conditions. In the third quarter of 2025, this business was classified as held for sale. In 2025, 3M recorded a pre-tax charge of $159 million for the initial excess of its carrying value over its selling price less cost to sell and subsequent changes therein. Selling price does not involve proceeds, but a balance of cash, subject to closing and other adjustments, is to be left in the transferring business. This charge was reported within Corporate and Other and reflected in loss on business divestitures on the consolidated statement of income. The business has annual sales of approximately $130 million and its operating income, excluding the charge reflected in Corporate and Other, was not material.
The below summarizes the carrying amounts of the major classes of assets and liabilities classified as held for sale in the consolidated balance sheet:

(Millions)	December 31, 2025
Assets held for sale
Cash and cash equivalents	$46
Inventories	27
Property, plant and equipment — net	96
Other assets	18
Valuation allowance on assets held for sale	(141)
Total assets held for sale	$46
Liabilities held for sale
Pension and postretirement benefits	$(23)
Other liabilities	(14)
Valuation allowance on liabilities held for sale	(18)
Total liabilities held for sale	$(55)
2024 Divestitures: On April 1, 2024, 3M completed the separation of its Health Care business (the Separation) through a pro rata distribution of 80.1% of the outstanding shares of Solventum Corporation (Solventum) to 3M stockholders. See Note 2 for additional detail, including information regarding reporting the historical net income of Solventum included in the Separation in 3M's consolidated financial statements as discontinued operations.
2023 Divestitures: In 2023, 3M completed the sale of its dental local anesthetic business, formerly part of Corporate and Other, for approximately $60 million in cash. The transaction, net of a loss associated with a contingent indemnification obligation from an earlier divestiture, resulted in a net pre-tax gain of $36 million.
Note 5. Goodwill and Intangible Assets
Goodwill: The change in the carrying amount of goodwill by business segment was as follows:

(Millions)	Safety and Industrial	Transportation and Electronics	Consumer	Corporate and Other	Total Company
Balance as of December 31, 2023	$4,542	$1,512	$270	$58	$6,382
Translation and other(a)	(73)	(16)	(12)	—	(101)
Balance as of December 31, 2024	4,469	1,496	258	58	6,281
Translation and other(a)	102	29	7	—	138
Balance as of December 31, 2025	$4,571	$1,525	$265	$58	$6,419
(a)     The amounts in the “Translation and other” primarily relate to changes in foreign currency exchange rates.
As of December 31, 2025, the Company's accumulated goodwill impairment loss is $0.3 billion. The Company completed its annual goodwill impairment test for all reporting units in the fourth quarter of 2025 and determined that no impairment existed.

Acquired Intangible Assets: The carrying amount and accumulated amortization of the Company's acquired finite-lived intangible assets, along with their original useful lives, and the balances of non-amortizable intangible assets, are presented below:

	Estimated weighted average useful life	December 31, 2025			December 31, 2024
(Millions)		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets
Customer related	14 years	$1,239	$(925)		$1,319	$(935)
Patents and technology	9 years	573	(544)		578	(535)
Definite-lived tradenames	16 years	482	(318)		487	(300)
Other	7 years	47	(30)		47	(30)
Total		$2,341	$(1,817)	$524	$2,431	$(1,800)	$631
Indefinite lived intangible assets(b)				579			579
Total intangible assets				$1,103			$1,210
(b)    Indefinite lived intangible assets primarily consists of certain tradenames acquired by 3M that are not amortized because they have existed for over 60 years, maintain leading-market share positions, are continuously renewed, and are associated with products expected to generate cash flows for 3M for an indefinite period.
Amortization expense follows:

(Millions)	2025	2024	2023
Amortization expense	$104	$108	$127
Expected amortization expense for acquired amortizable intangible assets recorded as of December 31, 2025 follows:

(Millions)	2026	2027	2028	2029	2030	After 2030
Amortization expense	$99	$84	$59	$57	$57	$168
Note 6. Restructuring Actions
Transformation Costs: 3M began a transformation program in 2025 intended as a structural redesign of longer-term manufacturing, distribution, and business process services and locations. Management approved and committed to undertake related initial restructuring actions. Associated pre-tax restructuring charges in 2025 were $51 million, reflected in Corporate and Other (see Note 20) and primarily impacting selling, general and administrative expenses and cost of sales. Employee-related charges were $35 million and asset-related and other charges were $16 million. The balance of accrued restructuring liability as of December 31, 2025 was $25 million. Additional actions are expected and are subject to management's future approval and commitment.
2023 to 2025 Structural Reorganization Actions: In 2023, 3M announced it would undertake structural reorganization actions to reduce the size of the corporate center of the Company, simplify the supply chain, streamline 3M’s geographic footprint, reduce layers of management, further align business go-to-market models to customers, and reduce manufacturing roles to align with production volumes. Beginning in the first quarter of 2023 and ending largely in the second quarter of 2025, management approved and committed to undertake associated actions that impacted approximately seven thousand positions worldwide (as updated to exclude discontinued operations) resulting in pre-tax charges as indicated in the table below. Remaining activities related to approved and committed actions were largely completed in 2025.
The related restructuring charges for periods presented were recorded in the income statement as follows:

(Millions)	2025	2024	2023
Cost of sales	$1	$30	$89
Selling, general and administrative expenses	20	142	295
Research, development and related expenses	—	15	31
Total operating income impact	$21	$187	$415

The business segment operating income impact of these restructuring charges is summarized as follows:

	2025	2024			2023
(Millions)	Employee related	Employee related	Asset-related and other	Total	Employee related	Asset-related and other	Total
Safety and Industrial	$10	$72	$15	$87	$89	$—	$89
Transportation and Electronics	7	36	9	45	62	—	62
Consumer	4	22	13	35	26	—	26
Corporate and Other	—	6	14	20	171	67	238
Total operating expense	$21	$136	$51	$187	$348	$67	$415
Restructuring actions, including cash and non-cash impacts, follow:

	2025	2024
Accrued restructuring action balance (millions)	Employee-related	Employee-related	Asset-related and other	Total
Balance at beginning of year	$80	$99	$—	$99
Incremental expense incurred	21	136	51	187
Non-cash changes	—	—	(51)	(51)
Adjustments	(14)	6	—	6
Cash payments	(77)	(161)	—	(161)
Balance at end of year	$10	$80	$—	$80
2023 to 2025 PFAS Exit Restructuring Actions: 3M announced in 2022 that it would exit all PFAS manufacturing by the end of 2025 and began related workforce actions in 2023. During 2025, 2024 and 2023, 3M management approved and committed to undertake employee-related actions resulting in pre-tax charges of $9 million, $66 million, and $64 million, respectively, and made related payments resulting in accrued restructuring balances of $65 million and $86 million as of December 31, 2025 and 2024, respectively. These charges were reflected within the Transportation and Electronics business segment and primarily impacted cost of sales and selling, general and administrative expenses. This initiative, beginning in 2023 through committed 2025 actions, impacted approximately 1,200 positions worldwide.
Note 7. Supplemental Income Statement Information
Other expense (income), net consists of the following:

(Millions)	2025	2024	2023
Interest expense(a)	$946	$1,191	$941
Interest income	(232)	(452)	(250)
Pension and postretirement net periodic benefit cost (benefit)(b)	104	828	(109)
Solventum ownership - change in value(c)	(402)	(1,564)	—
Total	$416	$3	$582
(a)     Interest expense includes $448 million, $472 million and $565 million in 2025, 2024, 2023, respectively, related to outstanding debt. Interest expense in the table above also includes imputed interest associated with the obligations resulting from the PWS Settlement, New Jersey Settlement, and CAE Settlement (all discussed in Note 17).
(b)     Pension and postretirement net periodic benefit income described in the table above includes all components of defined benefit plan net periodic benefit cost (benefit) except service cost, which is reported in various operating expense lines. Refer to Note 13 for additional details on the components of pension and postretirement net periodic benefit cost (benefit).
(c)     Solventum ownership - change in value relates to the change in value of 3M's retained ownership interest in common stock of Solventum Corporation, an independent public company. Solventum separated from 3M in April 2024 (discussed in Note 2). As of December 31, 2025 and 2024 the balance of unrealized gain on this investment was $1.5 billion and $1.6 billion, respectively.
Note 8. Supplemental Equity and Comprehensive Income Information
Common stock ($.01 par value per share) of 3 billion shares is authorized. Preferred stock, without par value, of 10 million shares is authorized but unissued. Supplemental share information is provided below.

Treasury stock summary (shares)	2025	2024	2023
Balance at beginning of year	404,562,753	391,451,920	394,787,951
Reacquired stock	21,856,544	14,954,620	290,379
Issuances pursuant to stock options and benefit plans	(12,665,372)	(1,843,787)	(3,626,410)
Balance at end of year	413,753,925	404,562,753	391,451,920

The table below presents the changes in accumulated other comprehensive income (loss) attributable to 3M (AOCI), including the reclassifications out of AOCI by component:

(Millions)	Cumulative translation adjustment	Defined benefit pension and postretirement plans adjustment	Cash flow hedging instruments, unrealized gain (loss)(a)	Total accumulated other comprehensive income (loss)
Balance at December 31, 2022, net of tax:	$(2,828)	$(3,838)	$(7)	$(6,673)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	277	(763)	81	(405)
Amounts reclassified out	54	252	(143)	163
Total other comprehensive income (loss), before tax	331	(511)	(62)	(242)
Tax effect(b)	(9)	131	15	137
Total other comprehensive income (loss), net of tax	322	(380)	(47)	(105)
Balance at December 31, 2023, net of tax:	$(2,506)	$(4,218)	$(54)	$(6,778)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(563)	123	128	(312)
Amounts reclassified out	38	1,127	(78)	1,087
Total other comprehensive income (loss), before tax	(525)	1,250	50	775
Tax effect(b)	14	(315)	(11)	(312)
Total other comprehensive income (loss), net of tax	(511)	935	39	463
Solventum spin-off	64	520	—	584
Balance at December 31, 2024, net of tax:	$(2,953)	$(2,763)	$(15)	$(5,731)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	347	88	(77)	358
Amounts reclassified out	—	304	(28)	276
Total other comprehensive income (loss), before tax	347	392	(105)	634
Tax effect(b)	86	(91)	22	17
Total other comprehensive income (loss), net of tax	433	301	(83)	651
Solventum spin-off	—	11	—	11
Balance at December 31, 2025, net of tax:	$(2,520)	$(2,451)	$(98)	$(5,069)
(a)    Based on exchange rates as of December 31, 2025, 3M expects to reclassify an immaterial amount of after-tax net unrealized loss over the next 12 months (with the impact offset by earnings/losses from underlying hedged items) of the total after-tax net unrealized balance.
(b)     Includes tax expense (benefit) reclassified out of AOCI related to the following:

(Millions)	2025	2024	2023
Cumulative translation adjustment	$—	$—	$—
Defined benefit pension and postretirement plans adjustment	(71)	(268)	(60)
Cash flow hedging instruments	6	18	33
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
Additional details on the amounts reclassified from accumulated other comprehensive income (loss) into consolidated income include:
•Cumulative translation adjustment: amounts were reclassified into selling, general and administrative expense. These were associated with certain country exits in 2024 and 2023.
•Defined benefit pension and postretirement plan adjustments: amounts were reclassified into other (expense) income, net (see Note 13).
•Cash flow hedging instruments, realized gain (loss): amounts from foreign currency forward/option contacts were reclassified into cost of sales, while amounts from interest rate contracts were reclassified into interest expense (see Note 15).
•The tax effects, if applicable, associated with these reclassifications were reflected in provision for income taxes.

Note 9. Income Taxes
Income (loss) from continuing operations before income taxes consisted of the following:

(Millions)	2025	2024	2023
United States	$1,870	$2,300	$(13,272)
International	2,343	2,519	2,001
Total	$4,213	$4,819	$(11,271)
Provision (benefit) for income taxes consisted of the following:

(Millions)	2025	2024	2023
Current
Federal	$(11)	$(75)	$302
State	(1)	(6)	38
International	597	583	494
Deferred
Federal	307	328	(3,084)
State	21	1	(495)
International	90	(27)	(122)
Total	$1,003	$804	$(2,867)
Cash income tax payments, net of refunds, consisted of the following:

(Millions)	2025	2024	2023
Federal	$211
State	28
International	561
China	134
India	44
Korea	44
Other international	339
Total	$800	$852	$1,384
The 2017 Tax Cuts and Jobs Act (TCJA) involved a transition tax that is payable over eight years beginning in 2018. As of December 31, 2024, 3M reflected $211 million payable within one year associated with the transition tax. The Company made the final payment in 2025.
A reconciliation of the U.S. federal statutory income tax rate to 3M's worldwide effective income tax rate is provided below:

	2025
(Millions)	Amount	Percent
U.S. federal statutory tax rate	$885	21.0%
State and local income taxes, net of federal income tax effect(a)	26	0.6
Foreign tax effects	212	5.0
Effect of cross-border tax laws
Global intangible low-taxed income (net of foreign tax credits)	100	2.4
Other	(71)	(1.7)
Tax credits	(44)	(1.0)
Changes in valuation allowances	(87)	(2.1)
Nontaxable or nondeductible items	32	0.8
Changes in unrecognized tax benefits	(50)	(1.2)
Effective worldwide tax rate	$1,003	23.8%
(a)     State taxes in California, Florida, Iowa, Massachusetts, New York, Virginia and Wisconsin made up the majority (greater than 50 percent) of this category.

	2024	2023(b)
Statutory U.S. tax rate	21.0%	21.0%
State income taxes - net of federal benefit	0.6	3.2
International income taxes - net (c)	2.1	0.6
Global intangible low taxed income (GILTI)	0.6	(0.3)
Foreign derived intangible income (FDII)	(0.3)	0.6
U.S. research and development credit	(0.7)	0.4
Reserves for tax contingencies	0.6	(0.4)
Employee share-based payments	0.4	—
Change in valuation allowance on Solventum ownership	(7.7)	—
All other - net	0.1	0.3
Effective worldwide tax rate	16.7%	25.4%
(b)     A positive rate reconciliation percent for the year ended 2023 is a tax benefit on a pretax loss.
(c)     International income taxes include tax expense associated with international earnings no longer considered permanently reinvested.
The primary factors that impacted the 2025 effective tax rate when compared to 2024 were the tax impact of 3M's retained ownership interest in Solventum and net costs of significant litigation. The primary factors that impacted the 2024 rate when compared to 2023 were the effective tax rate benefit on the change in value of 3M's retained ownership interest in Solventum offset by the effective tax rate on the PWS Settlement and the CAE Settlement (as discussed in Note 17), including 3M’s related decision in the fourth quarter of 2024 to defer certain deductions and accelerate income for tax purposes.
As described in Note 2, the Company completed the spin-off of its Health Care business through a pro rata distribution of 80.1% of the outstanding shares of Solventum Corporation to 3M stockholders. The Company determined that the spin-off, and certain related internal separation transactions qualified as tax-free transactions under U.S. federal tax law, supported by an Internal Revenue Service (IRS) private letter ruling, third party tax opinions, and other external tax advice. These determinations involve judgment and may be subject to IRS review. If the transactions were ultimately determined not to qualify as tax-free, the Company could incur significant tax liabilities and related impacts.
The Company recognizes the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. The total amount of net unrecognized tax benefits (UTB), if recognized, would affect the effective tax rate by $652 million as of December 31, 2025. The ending net UTB results from adjusting the gross balance for deferred items, interest and penalties, and deductible taxes. The net UTB is included as components of Other Assets and Other Liabilities within the Consolidated Balance Sheet. A reconciliation of the beginning and ending amount of gross UTB is as follows:

(Millions)	2025	2024	2023
Gross UTB balance at beginning of period	$574	$590	$632
Additions based on tax positions related to the current year	46	13	11
Additions for tax positions of prior years	64	57	63
Reductions for tax positions of prior years	(87)	(16)	(42)
Settlements	(45)	(17)	(33)
Reductions due to lapse of applicable statute of limitations	(49)	(36)	(42)
Foreign currency translation	13	(17)	1
Gross UTB balance at end of period	$516	$574	$590
Gross interest and penalties (benefits) recognized in the consolidated statement of income (loss) (d)	$6	$25	$83
Gross accrued interest and penalties in the consolidated balance sheet at end of period	$195	$207	$183
(d)     The Company recognizes interest and penalties accrued related to UTB in tax expense. The amount of interest and penalties recognized may be an expense or benefit due to new or remeasured UTB accruals.
As a result of certain employment commitments and capital investments made by 3M, income from certain foreign operations in the following countries is subject to reduced tax rates or, in some cases, is exempt from tax for years through the following: Singapore (2025), Switzerland (2026), China (2028) and Brazil (2034). The continuing income tax benefits attributable to the tax status of these subsidiaries are as follows:

(Millions, except per share)	2025	2024	2023
Income tax benefits attributable to reduced tax rates or exemptions in foreign locations	$58	$87	$100
Per diluted share impact of reduced tax rates or exemptions in foreign locations	$0.11	$0.16	$0.18

Components of deferred tax assets and (liabilities) are comprised of the following:

(Millions)	December 31, 2025	December 31, 2024
Deferred tax assets:
Employee benefit costs	$250	$241
Product and other claims	2,541	3,154
Investments	175	333
Miscellaneous accruals	220	143
Stock-based compensation	222	267
Net operating/capital loss/tax credit carryforwards	275	130
Foreign tax credits	210	143
Research and experimentation capitalization	820	720
Lease liabilities	137	150
Intangible amortization	176	104
Other	229	70
Gross deferred tax assets	5,255	5,455
Valuation allowance(e)	(1,052)	(1,061)
Total deferred tax assets	$4,203	$4,394

Deferred tax liabilities:
Depreciation	$(403)	$(263)
Right-of-use asset	(136)	(151)
Other	(256)	(188)
Total deferred tax liabilities	$(795)	$(602)

Net deferred tax assets(f)	$3,408	$3,792
(e)    The company has provided a valuation allowance against certain of these deferred tax assets, including the difference in basis of the retained ownership interest in Solventum, based on management’s determination that it is more-likely-than-not that the tax benefits related to these assets will not be realized.
(f)     As of December 31, 2025 and December 31, 2024, these amounts include $3,826 million and $4,146 million, respectively, of deferred tax assets reported in Other Assets on 3M’s consolidated balance sheet, and $418 million and $354 million, respectively, of deferred tax liabilities reported in Other Liabilities on 3M’s consolidated balance sheet.
As of December 31, 2025, the Company's tax effected operating losses, capital losses, and tax credit carryovers before limitation impacts and valuation allowances were approximately:

Jurisdiction	(in millions)	Carryover period
Federal	$290	4 years to 20 years
State	120	5 years to indefinite
International	75	7 years to indefinite
The IRS completed its field examination of the Company’s U.S. federal income tax returns through 2020, but the years 2005 through 2020 have not closed as the Company is in the process of resolving issues identified during those examinations. Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years ended 2021 through 2023. In addition to the U.S. federal examination, there is also audit activity in several U.S. state and foreign jurisdictions where the Company is subject to ongoing tax examinations and governmental assessments, which could be impacted by evolving political environments in those jurisdictions. As of December 31, 2025, no taxing authority proposed significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.
In connection with the completion of the separation of Solventum in April 2024, 3M re-evaluated its global cash needs and certain unrepatriated earnings were no longer considered permanently reinvested, which resulted in a charge of approximately $100 million in the second quarter of 2024. Thereafter, 3M provides for income taxes associated with foreign earnings in certain subsidiaries that are not considered permanently reinvested. As of December 31, 2025, the Company has not provided deferred taxes on undistributed earnings from non-U.S. subsidiaries which are indefinitely reinvested in operations. Because of the multiple avenues by which to repatriate the earnings to minimize tax cost, and because a large portion of these earnings are not liquid, it is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

Note 10. Earnings (Loss) Per Share
The computations for basic and diluted earnings per share follow:

(Amounts in millions, except per share amounts)	2025	2024	2023
Numerator:
Net income (loss) from continuing operations attributable to 3M	$3,250	$4,009	$(8,402)
Net income from discontinued operations, net of taxes	—	164	1,407
Net income (loss) attributable to 3M	$3,250	$4,173	$(6,995)

Denominator:
Weighted average 3M common shares outstanding – basic	537.4	550.8	553.9
Dilution associated with stock-based compensation plans	3.9	1.6	—
Weighted average 3M common shares outstanding – diluted	541.3	552.4	553.9

Earnings (loss) per share attributable to 3M common shareholders:
Earnings (loss) per share from continuing operations — basic	$6.05	$7.28	$(15.17)
Earnings per share from discontinued operations — basic	—	0.30	2.54
Earnings (loss) per share — basic	$6.05	$7.58	$(12.63)

Earnings (loss) per share from continuing operations — diluted	$6.00	$7.26	$(15.17)
Earnings per share from discontinued operations — diluted	—	0.29	2.54
Earnings (loss) per share — diluted	$6.00	$7.55	$(12.63)
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

(Millions)	2025	2024	2023
Weighted average number of antidilutive shares	12.7	30.8	36.1
Note 11. Marketable Securities
The Company invests in certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	December 31, 2025	December 31, 2024
Corporate debt	$302	$850
Commercial paper	191	658
U.S. government and treasury securities	53	407
Asset backed securities and certificates of/time deposits	148	209
U.S. municipal securities	4	4
Current marketable securities	698	2,128

U.S. municipal securities	12	16
Non-current marketable securities	12	16

Total marketable securities	$710	$2,144
At December 31, 2025 and 2024, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.
The balances at December 31, 2025 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)
Due in one year or less	$599
Due after one year through five years	111
Total marketable securities	$710

Note 12. Long-Term Debt and Short-Term Borrowings
The following debt tables reflect effective interest rates, which include the impact of interest rate swaps, as of December 31, 2025. All debt outlined in the table below is unsecured. Carrying value includes the impact of debt issuance costs and fair value hedging activity. Long-term debt and short-term borrowings as of December 31 consisted of the following:
Long-Term Debt:

	Principal amount		Weighted-average interest rate		Final maturity date	Carrying value
(Millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024		December 31, 2025	December 31, 2024
USD denominated fixed-rate debt	$10,500	$10,400	3.76%	3.33%	2026-2050	$10,355	$10,317
USD denominated floating-rate debt	200	1,014	3.77	6.94	2027-2044	199	915
EUR denominated fixed-rate debt	€1,751	€1,751	1.73	1.60	2026-2031	2,048	1,812
Total long-term debt						12,602	13,044
Less: current portion of long-term debt						1,670	1,919
Long-term debt (excluding current portion)						$10,932	$11,125
During 2025, 3M terminated swaps that had converted $800 million principal portion of fixed rate notes to floating-rate debt for a portion of their terms. For December 31, 2024, as those swaps were in place, 3M reflected the carrying value of the $800 million portion as USD denominated floating-rate date in the table above.
Short-Term Borrowings and Current Portion of Long-Term Debt:

	Effective interest rate	Carrying value
(Millions)		December 31, 2025	December 31, 2024
Current portion of long-term debt	2.16%	$1,670	$1,919
Cash Interest Payments: Cash interest payments below include amounts related to both debt and finance lease obligations. They exclude cash paid for early debt extinguishment and imputed interest for amounts due under the PWS Settlement, New Jersey Settlement, and CAE Settlement (discussed in Note 17).

(Millions)	2025	2024	2023
Cash interest payments	$467	$505	$520
Future Maturities of Long-term Debt: Maturities of long-term debt in the table below reflect the impact of put provisions associated with certain debt instruments and are net of items such as unamortized debt issue costs such that total maturities equal the carrying value of long-term debt as of December 31, 2025. The maturities of long-term debt for the periods subsequent to December 31, 2025 are as follows (in millions):

2026	2027	2028	2029	2030	After 2030	Total
$1,670	$863	$863	$1,793	$1,728	$5,685	$12,602
Credit Facilities: 3M has a $4.25 billion five-year revolving credit facility with a floating interest rate, set to expire in May 2028. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lender’s discretion), bringing the total facility up to $5.25 billion. The credit facility was undrawn at December 31, 2025. Under the $4.25 billion credit facility, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (based on amounts defined in the amended agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2025, 3M was in compliance with this requirement. Debt covenants do not restrict the payment of dividends.
Other Credit Facilities: The Company also had $0.6 billion in stand-alone letters of credit, bank guarantees, and other similar instruments, all with a floating interest rate, issued and outstanding at December 31, 2025. These instruments are utilized in connection with normal business activities.
Solventum Related Debt: In the first quarter of 2024, Solventum, prior to the Separation discussed in Note 2, issued a total of $8.4 billion in aggregate principal amount of senior unsecured debt and term loans. Obligations under these notes and loans became, as transferred obligations, the sole responsibility of Solventum after the Separation.
Fixed-to-Floating Interest Rate Swaps: In 2021, 3M entered into interest rate swaps with an aggregate notional amount of $800 million that converted $500 million and $300 million of 3M’s $1 billion and $650 million principal amount of fixed rate notes due in 2049 and 2050, respectively, into floating rate debt, based on a SOFR index (as subsequently amended) for the portion of their terms through mid-2028. During 2025, 3M terminated these fixed-to-floating interest rate swaps. At the time of termination, a cumulative basis adjustment of $47 million related to the terminated swaps existed on the carrying value of these notes and will be amortized as interest expense over their remaining term.

Long-Term Debt Issuances: In 2025, 3M issued $1.1 billion aggregate principal amount of fixed rate unsecured notes. These were comprised of $550 million of 5-year notes due 2030 with a coupon rate of 4.80% and $550 million of 10-year notes due 2035 with a coupon rate of 5.15%.
Long-Term Debt Maturities and Extinguishments: In 2025, 3M repaid $1.8 billion aggregate principal amount of primarily fixed-rate notes that matured. In 2024, 3M repaid $1.1 billion aggregate principal amount of fixed-rate notes that matured. In 2023, 3M repaid $1.2 billion and €600 million aggregate principal amount of fixed-rate notes that matured.
Note 13. Pension and Postretirement Benefit Plans
3M has company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. In total, 3M has over 70 defined benefit plans in 27 countries. Pension benefits associated with these plans generally are based on each participant’s years of service, compensation, and age at retirement or termination. The primary U.S. defined-benefit pension plan was closed to new participants effective January 1, 2009. In December 2023, the Company committed to the future freeze of U.S. defined benefit pension benefits for non-union U.S. employees, effective December 31, 2028. The Company also provides certain postretirement health care and life insurance benefits for its U.S. employees who reach retirement age while employed by the Company and were employed by the Company prior to January 1, 2016. Most international employees and retirees are covered by government health care programs. The cost of company-provided postretirement health care plans for international employees is not material and is combined with U.S. amounts in the tables that follow.
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
The Company also sponsors employee savings plans under Section 401(k) of the Internal Revenue Code. These plans are offered to substantially all U.S. employees. For eligible employees hired prior to January 1, 2009, employee 401(k) contributions of up to 5% of eligible compensation are matched in cash at rates of 45% or 60%, depending on the plan in which the employee participates. Employees hired on or after January 1, 2009, receive a cash match of 100% for employee 401(k) contributions of up to 5% of eligible compensation and receive an employer retirement income account cash contribution of 3% of the participant’s total eligible compensation. All contributions are invested in a number of investment funds pursuant to employees’ elections. 3M subsidiaries in various international countries also participate in defined contribution plans. The total employer contributions, including discontinued operations, related to these plans were as follows:

Total employer contributions (millions)	2025	2024	2023
U.S. defined contribution plans	$157	$172	$241
International defined contribution plans	86	87	108
The following tables include a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as well as a summary of the related amounts recognized in the Company’s consolidated balance sheet as of December 31 of the respective years. 3M also has certain non-qualified unfunded pension and postretirement benefit plans, inclusive of plans related to supplement/excess benefits for employees impacted by particular relocations and other matters, that individually and in the aggregate are not significant and which are not included in the tables that follow. The obligations for these plans are included within other liabilities in the Company’s consolidated balance sheet and aggregated to less than $30 million as of December 31, 2025 and 2024.

In connection with the completion of the April 1, 2024 separation of Solventum (see Note 2), approximately $2.7 billion of pension and postretirement benefit obligations and $2.4 billion of plan assets for certain pension and postretirement benefit plans, were transferred to Solventum, which is treated as a discontinued operation. These are reflected in the "Acquisitions/(Divestitures)" row in the table below. In addition, as discussed later in this Note 13, in 2024 3M transferred a portion of its U.S. pension payment obligations and related plan assets to an insurance company. Those transfers are included as settlements and applicable portion in actuarial gain in the tables below.

	Qualified and non-qualified pension benefits				Postretirement benefits
	United States		International
(Millions)	2025	2024	2025	2024	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$8,362	$13,498	$4,436	$5,571	$1,503	$1,897
Acquisitions/(divestitures)	—	(1,850)	(22)	(615)	—	(243)
Service cost	102	123	49	63	17	21
Interest cost	433	522	198	200	73	80
Participant contributions	—	—	6	7	—	—
Foreign exchange rate changes	—	—	402	(284)	3	(16)
Plan amendments	—	—	1	—	(144)	—
Actuarial (gain) loss	226	(721)	(178)	(198)	19	(112)
Benefit payments	(705)	(823)	(258)	(249)	(110)	(118)
Settlements, curtailments, special termination benefits and other	—	(2,387)	(19)	(59)	(5)	(6)
Benefit obligation at end of year	8,418	8,362	4,615	4,436	1,356	1,503
Change in plan assets
Fair value of plan assets at beginning of year	7,498	12,348	5,397	6,341	761	980
Acquisitions/(divestitures)	—	(1,808)	—	(455)	—	(130)
Actual return on plan assets	781	99	82	38	59	21
Company contributions	67	69	65	71	13	14
Participant contributions	—	—	6	7	—	—
Foreign exchange rate changes	—	—	471	(299)	—	—
Benefit payments	(705)	(823)	(258)	(249)	(110)	(118)
Settlements, curtailments, special termination benefits and other	—	(2,387)	(23)	(57)	(5)	(6)
Fair value of plan assets at end of year	7,641	7,498	5,740	5,397	718	761
Funded status at end of year	$(777)	$(864)	$1,125	$961	$(638)	$(742)

	Qualified and non-qualified pension benefits				Postretirement benefits
	United States		International
(Millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Amounts recognized in the consolidated balance sheet
Non-current assets	$—	$—	$1,406	$1,243	$—	$—
Accrued benefit cost
Current liabilities	(40)	(50)	(14)	(13)	(11)	(12)
Non-current liabilities	(737)	(814)	(267)	(269)	(627)	(730)
Net amount recognized	$(777)	$(864)	$1,125	$961	$(638)	$(742)
Amounts recognized in accumulated other comprehensive income
Net actuarial loss (gain)	$2,645	$2,922	$384	$347	$278	$279
Prior service cost (credit)	—	—	7	7	(222)	(94)
Ending balance	$2,645	$2,922	$391	$354	$56	$185

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

	Qualified and non-qualified pension plans
	United States		International
(Millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Accumulated benefit obligation	$8,231	$8,094	$4,486	$4,289
Plans with accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	8,231	8,094	698	655
Fair value of plan assets	7,641	7,498	433	405
Plans with projected benefit obligation in excess of plan assets
Projected benefit obligation	8,418	8,362	769	695
Fair value of plan assets	7,641	7,498	467	416
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

	Qualified and non-qualified pension benefits						Postretirement benefits
	United States			International
(Millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Net periodic benefit cost (benefit)
Operating expense
Service cost	$102	$123	$171	$49	$63	$76	$17	$21	$27
Non-operating expense
Interest cost	433	522	662	198	200	225	73	80	87
Expected return on plan assets	(569)	(714)	(974)	(278)	(322)	(307)	(57)	(65)	(77)
Amortization of transition asset	—	—	—	—	2	2	—	—	—
Amortization of prior service benefit	—	(15)	(24)	1	1	2	(15)	(22)	(31)
Amortization of net actuarial loss	277	307	292	8	11	7	16	20	9
Settlements, curtailments, special termination benefits and other	14	821	(5)	2	1	3	1	1	—
Total non-operating expense (benefit)	155	921	(49)	(69)	(107)	(68)	18	14	(12)
Total net periodic benefit cost (benefit)	$257	$1,044	$122	$(20)	$(44)	$8	$35	$35	$15

Service cost - continuing operations	$102	$116	$139	$49	$58	$60	$17	$20	$23
Service cost - discontinued operations	—	7	32	—	5	16	—	1	4
Total service cost	102	123	171	49	63	76	17	21	27
Total non-operating expense (benefit) - continuing operations	155	921	(32)	(69)	(107)	(67)	18	14	(10)
Total non-operating expense (benefit) - discontinued operations	—	—	(17)	—	—	(1)	—	—	(2)
Total non-operating expense (benefit)	155	921	(49)	(69)	(107)	(68)	18	14	(12)
Total net periodic benefit cost (benefit) - continuing operations	257	1,037	107	(20)	(49)	(7)	35	34	13
Total net periodic benefit cost (benefit) - discontinued operations	—	7	15	—	5	15	—	1	2
Total net periodic benefit cost (benefit)	$257	$1,044	$122	$(20)	$(44)	$8	$35	$35	$15

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Amortization of transition asset	$—	$—	$—	$—	$(2)	$(2)	$—	$—	$—
Prior service cost (benefit)	—	—	—	1	—	(1)	(144)	—	—
Amortization of prior service benefit	—	15	24	(1)	(1)	(2)	15	22	31
Net actuarial (gain) loss	14	(105)	495	21	85	166	17	(69)	100
Amortization of net actuarial loss	(277)	(307)	(292)	(8)	(11)	(7)	(16)	(20)	(9)
Foreign currency	—	—	—	26	(36)	3	—	2	—
Settlements, curtailments, special termination benefits and other	(14)	(821)	5	(2)	(1)	—	(1)	(1)	—
Total recognized in other comprehensive (income) loss	$(277)	$(1,218)	$232	$37	$34	$157	$(129)	$(66)	$122
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$(20)	$(174)	$354	$17	$(10)	$165	$(94)	$(31)	$137

Major actuarial assumptions used in determining the benefit obligations and net periodic benefit (income) cost for the Company's significant benefit plans are presented in the following table as weighted averages:

	Qualified and non-qualified pension benefits						Postretirement benefits
	United States			International
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Assumptions used to determine benefit obligations as of December 31:
Discount rate	5.41%	5.64%	4.98%	4.82%	4.44%	3.99%	5.38%	5.68%	5.06%
Compensation rate increase	3.77	3.77	3.77	2.90	2.88	2.88	N/A	N/A	N/A
Assumptions used to determine net cost for years ended December 31:
Discount rate - service cost	5.75%	5.35%	5.26%	3.73%	3.77%	4.06%	5.75%	5.30%	5.39%
Discount rate - interest cost	5.41	5.21	5.11	4.25	4.06	4.39	5.31	5.23	5.25
Expected return on assets	8.00	7.63	7.50	5.00	5.31	4.61	8.17	7.85	7.58
Compensation rate increase	3.77	3.77	3.37	2.88	2.89	2.86	N/A	N/A	N/A
The Company provides a savings account-based postretirement health care benefit to eligible retirees in the U.S. The contributions provided by the Company to the health savings accounts previously increased 3% per year for employees who retired prior to January 1, 2016 and increase 1.5% for employees who retire on or after January 1, 2016. Therefore, the Company no longer has material exposure to health care cost inflation. In 2025, 3M modified this plan. Beginning in 2026, contributions provided by 3M to the health savings accounts will no longer be increased each year by a notional rate. The modification required remeasurement of the plan in the third quarter of 2025, resulting in a decrease of approximately $110 million in the non-current liability for pension and postretirement benefits (and corresponding decrease in accumulated comprehensive loss, before deferred taxes).
The Company determines the discount rate and related assumption used to measure plan liabilities as of the applicable measurement date for the pension and postretirement benefit plans. The annual measurement date is December 31, but certain events may require a remeasurement as of a particular date. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, the Company determined discount rates for the U.S. pension plans and postretirement benefit plans as of December 31, 2025 as displayed in the table above. The primary reasons for the actuarial (gain)/loss impacting the benefit obligations of the plans for the periods presented were changes in discount rate. A decrease in the discount rate increases the Projected Benefit Obligation (PBO) while an increase in the rate decreases the PBO. As discussed further above, during 2025 certain events required remeasurement of a U.S. postretirement health care benefit plan.
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
For the primary U.S. qualified pension plan, the Company’s assumption for the expected return on plan assets was 8% in 2025. Projected returns are based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. As of December 31, 2025, the Company’s 2026 expected long-term rate of return on U.S. plan assets is 8%. The expected return assumption is based on the strategic asset allocation of the plan, long term capital market return expectations and expected performance from active investment management. The 2025 expected long-term rate of return is based on an initial asset allocation assumption of 18% global equities, 15% private equities, 58% fixed-income and private credit investments, and 9% absolute return investments independent of traditional performance benchmarks, along with positive returns from active investment management. Return on assets assumptions for international pension and other post-retirement benefit plans are calculated on a plan-by-plan basis using plan asset allocations and expected long-term rate of return assumptions.
The Society of Actuaries did not release an update to the Scale MP-2021 in 2024 or 2025.

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
As of March 31, 2024, 3M transferred eligible U.S. Solventum employees and retirees to new U.S. defined benefit pension and postretirement plans with the same benefits of their current plans. The transfer required remeasurement of the plans prior to the calculation of this split. The net impact of the remeasurement was a decrease of approximately $70 million in the non-current liability for pension and postretirement benefits (and corresponding decrease in accumulated comprehensive loss, before deferred taxes). Assumptions used for this remeasurement included discount rates determined using March 31, 2024 market conditions and calculated using the same methodology as discussed above. All other assumptions were consistent with the December 31, 2023 disclosures. Using this methodology, the Company determined a discount rate of 5.22% for the U.S. pension plans and 5.19% for the U.S. postretirement benefit plans as of March 31, 2024, which were increases from the rates used as of December 31, 2023 in the table above. This remeasurement did not impact consolidated income for the three months ended March 31, 2024, but impacted net periodic benefit cost for the remainder of 2024. As of March 31, 2024, there were several small international pension plans remeasured for purposes of transferring Solventum employees to new pension plans, the impact of which was not material.
Company contributions to defined benefit pension and postretirement plans were as follows:

Total employer contributions (millions)	2025	2024
U.S. and international defined benefit pension plans	$132	$140
Postretirement defined benefit plans	13	14
In 2026, the Company expects to contribute an amount in the range of $100 million to $150 million of cash to its U.S. and international retirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2026. Future contributions will depend on market conditions, interest rates and other factors.
Future Pension and Postretirement Benefit Payments: The following table provides the estimated pension and postretirement benefit payments that are payable from the plans to participants.

	Qualified and non-qualified pension benefits		Postretirement benefits
(Millions)	United States	International
2026 benefit payments	$699	$284	$126
2027 benefit payments	698	290	126
2028 benefit payments	698	301	125
2029 benefit payments	692	302	124
2030 benefit payments	683	313	124
Next five years	3,216	1,587	548
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
The discussion that follows references the fair value measurements of certain assets in terms of levels 1, 2 and 3. See Note 16 for descriptions of these levels. While the Company believes the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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
International Pension Plans Assets: Outside the U.S., pension plan assets are typically managed by decentralized fiduciary committees. The disclosure below of asset categories is presented in aggregate for over 25 defined benefit plans in 18 countries; however, there is significant variation in asset allocation policy from country to country. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment allocation process in each country. The Company provides standard funding and investment guidance to all international plans with more focused guidance to the larger plans. Each plan has its own strategic asset allocation. The asset allocations are reviewed periodically and rebalanced when necessary.
The fair values of the assets held by the U.S. pension, international pension, and postretirement benefit plans by asset class are as follows:

	Fair value measurements using inputs considered as						Investments measured at net asset value*		Fair value at December 31,
	Level 1		Level 2		Level 3
Asset class (millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
U.S. pension plans
Equities	$1,537	$1,318	$—	$—	$—	$—	$—	$—	$1,537	$1,318
Fixed income and private credit	1,594	1,227	2,171	2,774	—	—	249	336	4,014	4,337
Private equity	—	—	—	—	—	13	1,062	1,179	1,062	1,192
Absolute return	—	—	—	7	1	—	602	563	603	570
Cash and cash equivalents	152	38	14	14	—	—	335	276	501	328
Total	$3,283	$2,583	$2,185	$2,795	$1	$13	$2,248	$2,354	$7,717	$7,745
Other items to reconcile to fair value of plan assets									(76)	(247)
Fair value of plan assets									$7,641	$7,498

International pension plans
Equities	$223	$231	$118	$437	$1	$1	$2	$2	$344	$671
Fixed income and private credit	515	150	3,390	3,248	5	2	1	1	3,911	3,401
Private equity	—	—	24	21	2	1	782	736	808	758
Absolute return	—	5	43	44	532	503	108	112	683	664
Cash and cash equivalents	80	99	53	58	—	—	—	—	133	157
Total	$818	$485	$3,628	$3,808	$540	$507	$893	$851	$5,879	$5,651
Other items to reconcile to fair value of plan assets									(139)	(254)
Fair value of plan assets									$5,740	$5,397

Postretirement benefit plans
Equities	$131	$122	$—	$—	$—	$—	$—	$—	$131	$122
Fixed income and private credit	201	129	185	305	—	—	21	31	407	465
Private equity	—	—	—	—	—	1	91	110	91	111
Absolute return	—	—	—	4	—	—	51	49	51	53
Cash and cash equivalents	14	7	1	1	—	—	29	26	44	34
Total	$346	$258	$186	$310	$—	$1	$192	$216	$724	$785
Other items to reconcile to fair value of plan assets									(6)	(24)
Fair value of plan assets									$718	$761
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

Fixed income and private credit include U.S. government and government agencies securities, as well as certain domestic and foreign government securities from an international pension plan perspective; corporate bonds, debt securities and notes; private credit partnerships; asset backed securities; collateralized mortgage obligations; private placements; derivative investments; and obligations under repurchase arrangements. U.S. government and government agency and domestic and foreign government securities are valued at the closing price reported if traded on an active market in which the individual security is traded. Corporate bonds, debt securities and notes; asset backed securities; government securities not traded on an active market; and collateralized mortgage obligations are valued at either the yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flow approach that utilizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks. Private placements are valued by the custodian using recognized pricing services and sources. Private credit partnership investments are valued at NAV as described above. Derivative instruments such as credit default swaps, interest rate swaps are valued by the custodian using closing market swap curves and market derived inputs. Futures are valued at the closing price reported in active market in which the derivative is traded. Repurchase obligations of $597 million and $51 million are net within level 2 investments in U.S. pension plans and Postretirement benefit plans, respectively, as of December 31, 2025. There were no repurchase obligations as of December 31, 2024.
Private equity funds consist of partnership interests in a variety of funds which are valued at NAV as described above. Real estate consists of property funds and REITS (Real Estate Investment Trusts). REITS are valued at NAV with published prices provided by the custodians.
Absolute return consists primarily of hedge funds, hedge fund of funds or other fund vehicles; insurance contracts and derivative instruments. Hedge funds are valued at NAV as described above. The other fund vehicles consist primarily of instruments that are valued at either the yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flow approach that utilizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risk ratings. Insurance consists of insurance contracts, which are valued using cash surrender values which is the amount the plan would receive if the contract was cashed out at year end. Derivative instruments consist of various swaps and bond futures that are used to help manage risks and are valued by the custodian using closing market swap curves and market derived input.
Cash and cash equivalents primarily consist of collective short-term investment funds valued at NAV as described above, and cash.
Other items to reconcile to fair value of plan assets include, interest receivables, amounts due for securities sold, amounts payable for securities purchased, and interest payable. As of December 31, 2024 the net payable for international pension plans included a payable of $88 million to the Canadian Solventum pension.
The level 3 activity attributable to U.S. pension, international pension and postretirement plan assets was insignificant for the periods ended December 31, 2025 and 2024.
Note 14. Supplier Finance Program Obligations
Under supplier finance programs, 3M agrees to pay participating banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices, generally within 90 days of the invoice date. 3M or the banks may terminate the agreements with advance notice. Separately, the banks may have arrangements with the suppliers that provide them the option to request early payment from the banks for invoices confirmed by 3M. 3M's outstanding balances of confirmed invoices in the programs as of December 31, 2025 and 2024 were each approximately $0.3 billion. These amounts are included within accounts payable on 3M's consolidated balance sheet. Activity in each of 2025 and 2024 included approximately $1.5 billion of invoices confirmed and $1.5 billion of invoices paid and other adjustments.
Note 15. Derivatives
The Company uses interest rate swaps, cross-currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate and interest rate fluctuations. The information that follows explains the various types of derivatives and financial instruments used by 3M, how and why 3M uses such instruments, how such instruments are accounted for, and how such instruments impact 3M’s financial position and performance.
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
Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company may enter into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. The settlement of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows of the forecasted transactions is 36 months.
Cash Flow Hedging — Interest Rate Contracts: The Company may use forward starting interest rate contracts and treasury rate lock contracts to hedge exposure to variability in cash flows from interest payments on forecasted debt issuances. The amortization of gains and losses on forward starting interest rate swaps is included in the table further below as part of the amounts reclassified from accumulated other comprehensive income into income.
The amount of pre-tax gain (loss) recognized in other comprehensive income (loss) related to derivative instruments designated as cash flow hedges is follows:

	Pretax gain (loss) recognized in other comprehensive income (loss) on derivatives
(Millions)	2025	2024	2023
Foreign currency forward/option contracts	$(77)	$128	$81
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
As further discussed in Note 12, during 2025, 3M terminated fixed-to-floating interest rate swaps that were entered into in 2021, returning $800 million of notes due in 2049 and 2050 to fixed-rate debt.
The following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for active fair value hedges, as well as remaining amounts for discontinued fair value hedges:

	Carrying value of the hedged (and formerly hedged) liabilities		Cumulative amount of fair value hedging adjustment included in carrying value of hedged liabilities for
Location on the consolidated balance sheet (millions)			Active hedges		Discontinued hedges
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Long-term debt	$959	$924	$—	$(81)	$(44)	$2
Net Investment Hedges: The Company may use derivative and non-derivative (foreign currency denominated debt) instruments to hedge portions of the Company’s investment in foreign subsidiaries and manage foreign exchange risk. For instruments that are designated and qualify as hedges of net investments in foreign operations and that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. The remainder of the change in value of such instruments is recorded in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. To the extent foreign currency denominated debt is not designated in or is de-designated from a net investment hedge relationship, changes in value of that portion of foreign currency denominated debt due to exchange rate changes are recorded in earnings through their maturity date.
During 2025, 3M entered into foreign currency forward contracts, collared foreign currency forward contracts and cross-currency swaps with a gross notional value at inception of $3.7 billion designated in hedges of portions of its net investment in international subsidiaries.
The gross notional amount of foreign exchange forward/option contracts and cross-currency swaps designated in net investment hedges is included in the totals within the "Location, Fair Value, and Gross Notional Amounts of Derivative Instruments" table further below. In addition, at December 31, 2025, 3M had a principal amount of long-term debt instruments designated in net investment hedges totaling €1.8 billion.

The amount of gain (loss) excluded from effectiveness testing and recognized in income for instruments designated in net investment hedge relationships was not significant in each of 2025, 2024, and 2023. The amount of pre-tax gain (loss) recognized in other comprehensive income (loss) related to derivative and non-derivative instruments designated as net investment hedges are as follows.

	Pretax gain (loss) recognized as cumulative translation within other comprehensive income (loss)
(Millions)	2025	2024	2023
Foreign currency denominated debt	$(233)	$108	$(86)
Foreign currency forward/option contracts and cross-currency swaps	(144)	(1)	(5)
Total	$(377)	$107	$(91)
Derivatives Not Designated as Hedging Instruments: Derivatives not designated as hedging instruments include de-designated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships. 3M may de-designate a cash flow hedge before the forecasted transaction occurs if the forecasted transaction is no longer probable, if the hedge is no longer expected to be highly effective in offsetting changes in the cash flows of the forecasted transaction, or in certain other circumstances. In addition, 3M enters into foreign currency contracts that are not designated in hedging relationships to offset changes in the value of various non-functional currency denominated items including certain intercompany financing balances. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The Company does not hold or issue derivative financial instruments for trading purposes.
Location on Statement of Income and Impact of Cash Flow and Fair Value Derivative Instruments and Derivatives Not Designated as Hedging Instruments:

	Location and amount of gain (loss) recognized in income
	Cost of sales			Other expense (income), net
(Millions)	2025	2024	2023	2025	2024	2023
Total consolidated financial statement line item amount	$14,991	$14,447	$14,983	$416	$3	$582
Pre-tax amounts recognized in income related to derivative instruments
Information regarding cash flow and fair value hedging relationships:
(Gain) or loss on cash flow hedging relationships:
Foreign currency forward/option contracts:
Amount of (gain) or loss reclassified from accumulated other comprehensive income (loss) into income(a)	(36)	(87)	(152)	—	—	—
Interest rate contracts:
Amount of (gain) or loss reclassified from accumulated other comprehensive income (loss) into income	—	—	—	8	9	9
(Gain) or loss on fair value hedging relationships:
Interest rate swaps:
Hedged items	—	—	—	81	6	15
Derivatives designated as hedging instruments	—	—	—	(81)	(6)	(15)

Information regarding derivatives not designated as hedging instruments:
(Gain) or loss on derivatives not designated as hedging instruments:
Foreign currency forward/option contracts	(46)	9	9	(94)	22	(21)
(a)     For periods prior to the April 1, 2024 separation of Solventum, these include certain insignificant amounts attributable to discontinued operations.

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

	Gross notional Amount		Assets			Liabilities
(Millions)			Location	Fair value amount		Location	Fair value amount
	December 31,			December 31,			December 31,
	2025	2024		2025	2024		2025	2024
Derivatives designated as hedging instruments
Foreign currency forward/option contracts and cross-currency swaps	$1,842	$1,382	Other current assets	$23	$61	Other current liabilities	$35	$6
Foreign currency forward/option contracts and cross-currency swaps	8,194	4,746	Other assets	161	78	Other liabilities	289	65
Interest rate contracts	—	800	Other assets	—	—	Other liabilities	—	81
Total derivatives designated as hedging instruments				184	139		324	152

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	2,188	2,217	Other current assets	8	3	Other current liabilities	6	13

Total derivative instruments				$192	$142		$330	$165
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
Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

(Millions)	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities		Net Amount of Derivative Assets
	December 31,		December 31,		December 31,
	2025	2024	2025	2024	2025	2024
Derivatives subject to master netting agreements	192	142	175	64	17	78
Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

(Millions)	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet		Gross Amount of Eligible Offsetting Recognized Derivative Assets		Net Amount of Derivative Liabilities
	December 31,		December 31,		December 31,
	2025	2024	2025	2024	2025	2024
Derivatives subject to master netting agreements	330	165	175	64	155	101
Currency Effects: 3M estimates that year-on-year foreign currency transaction effects, impacted pre-tax income (loss) from continuing operations approximately as follows. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

(Millions)	2025	2024	2023
Year-on-year change in pre-tax income (loss) from foreign currency transactions	$(59)	$(34)	$40

Note 16. Fair Value Measurements
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis: For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, Solventum common stock and derivative instruments. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for 2025 and 2024.
3M uses various valuation techniques, which are primarily based upon the market and income approaches, with respect to financial assets and liabilities. Following is a description of the valuation methodologies used for the respective financial assets and liabilities measured at fair value.
•Available-for-sale marketable securities — except certain U.S. municipal securities: Marketable securities, except certain U.S. municipal securities, are valued utilizing multiple sources. A weighted average price is used for these securities. Market prices are obtained for these securities from a variety of industry standard data providers, security master files from large financial institutions, and other third-party sources. These multiple prices are used as inputs into a distribution-curve-based algorithm to determine the daily fair value to be used. 3M classifies U.S. government and treasury securities as level 1, while all other marketable securities (excluding certain U.S. municipal securities) are classified as level 2. Marketable securities are discussed further in Note 11.
•Available-for-sale marketable securities —certain U.S. municipal securities only: 3M holds municipal securities with several cities in the United States as of December 31, 2025. Due to the nature of these securities, the valuation method references the carrying value of the corresponding finance lease obligation, and as such, will be classified as level 3 securities separately.
•Solventum common stock: Solventum Corporation common stock is carried at stock prices that are readily available from active markets and are representative of fair value. 3M classifies this investment as Level 1.
•Derivative instruments: The Company’s derivative assets and liabilities within the scope of ASC 815, Derivatives and Hedging, are required to be recorded at fair value. The Company’s derivatives that are recorded at fair value include foreign currency forward and option contracts, cross-currency swaps, and interest rate swaps. Net investment hedges that use foreign currency denominated debt to hedge 3M’s net investment are not impacted by the fair value measurement standard under ASC 820, as the debt used as the hedging instrument is marked to a value with respect to changes in spot foreign currency exchange rates and not with respect to other factors that may impact fair value.
3M has determined that foreign currency forward and option contracts, cross-currency swaps, and interest rate swaps will be considered level 2 measurements. 3M uses inputs other than quoted prices that are observable for the asset. These inputs include foreign currency exchange rates, volatilities, and interest rates. Derivative positions are primarily valued using standard calculations/models that use as their basis readily observable market parameters. Industry standard data providers are 3M’s primary source for forward and spot rate information for both interest rates and currency rates, with resulting valuations periodically validated through third-party or counterparty quotes and a net present value stream of cash flows model.

The following table provides information by level for material assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025 and 2024.

	Fair value at		Fair value measurements using inputs considered as
			Level 1		Level 2		Level 3
(Millions)	2025	2024	2025	2024	2025	2024	2025	2024
Assets:
Available-for-sale marketable securities:
Corporate debt	$302	$850	$—	$—	$302	$850	$—	$—
Commercial paper	191	658	—	—	191	658	—	—
U.S. government and treasury securities	53	407	53	407	—	—	—	—
Asset backed securities and certificates of/time deposits	148	209	—	—	148	209	—	—
U.S. municipal securities	16	20	—	—	—	—	16	20
Solventum common stock (a)	2,026	2,270	2,026	2,270	—	—	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts and cross-currency swaps	192	142	—	—	192	142	—	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts and cross-currency swaps	330	84	—	—	330	84	—	—
Interest rate contracts	—	81	—	—	—	81	—	—
(a)     Solventum common stock is reflected within other current assets and other assets on 3M's Consolidated Balance Sheet as of December 31, 2025 and 2024, respectively.
The Company had no material activity with level 3 assets and liabilities during the periods presented.
In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 13.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis: Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to indefinite-lived and long-lived asset impairments, goodwill impairments, and adjustment in carrying value of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used. For the periods presented, other than the below, 3M had no material measurements at fair value on a nonrecurring basis of applicable assets or liabilities.
In 2025, 3M's precision grinding and finishing business was classified as held for sale and written down to its fair value less costs to sell. Fair value was determined based upon terms of the underlying agreement entered into to sell the business. The disposal group continues to be similarly valued until the close of the transaction. See Note 4 for additional information on the disposal group.
Fair Value of Financial Instruments: The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, certain investments, notes receivable, accounts payable, borrowings, and derivative contracts. The fair values of cash equivalents, accounts receivable, accounts payable, and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. The fair value of long-term notes receivable approximates the carrying value. Available-for-sale marketable securities, Solventum common stock and derivative instruments are recorded at fair values as indicated in the preceding disclosures, in addition to certain investments. To estimate fair values (classified as level 2) for its long-term debt, the Company utilized third-party quotes, which are derived all or in part from model prices, external sources, market prices, or the third-party’s internal records. Information with respect to the carrying amounts and estimated fair values of these financial instruments follow:

	December 31, 2025		December 31, 2024
(Millions)	Carrying value	Fair value	Carrying value	Fair value
Long-term debt, excluding current portion	$10,932	$9,889	$11,125	$9,856
The fair values reflected in the sections above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by foreign exchange rates on non-U.S. dollar denominated debt.

Note 17. Commitments and Contingencies
Legal Proceedings: The Company and some of its subsidiaries are involved in numerous claims and lawsuits and regulatory proceedings worldwide. These claims, lawsuits and proceedings relate to matters including, but not limited to, commercial; products liability (involving products that the Company now or formerly manufactured and sold); securities and corporate governance; antitrust and competition; intellectual property; environmental, health and safety; tax; employment and employee benefits; the Foreign Corrupt Practices Act (FCPA) and other anti-bribery and anti-corruption laws; international import and export requirements and trade sanctions compliance; laws and regulations that apply to industries served by the Company, including the False Claims Act, anti-kickback laws, and the Sunshine Act; and other matters. Unless otherwise stated, the Company is vigorously defending all such litigation and proceedings. From time to time, the Company also receives subpoenas, investigative demands or requests for information from various government agencies in the United States and foreign countries. The Company generally responds in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such requests can also lead to the assertion of claims or the commencement of administrative, civil, or criminal legal proceedings against the Company and others, as well as to settlements. The Company also from time to time becomes aware of certain writs of summons, pre-suit claims, demands or other preliminary or informal assertions of claims or potential future claims that may proceed in the United States or in foreign countries. In response, the Company or its subsidiaries may engage in respect of such matters where it believes it would be appropriate to work towards a negotiated resolution of such matters. Any determination that the Company’s operations or activities are not, or were not, in compliance with applicable laws or regulations could result in the imposition of fines, civil or criminal penalties, and equitable remedies, including disgorgement, suspension or debarment, or injunctive relief. The outcomes of legal proceedings and regulatory matters are often difficult to predict, and they could have a material adverse effect on the Company, its consolidated financial position, results of operations, and cash flows.
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
Respirator Mask/Asbestos Litigation: As of December 31, 2025, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 3,700 individual claimants, compared to approximately 3,500 individual claimants with actions pending as of December 31, 2024.
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

As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia, and amended its complaint in 2005. The amended complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for workers' compensation and healthcare benefits provided to all workers with occupational pneumoconiosis and unspecified punitive damages. In October 2019, the court granted the State’s motion to sever its unfair trade practices claim, which seeks civil penalties of up to $5,000 per violation under the state's Consumer Credit Protection Act relating to statements that the State contends were misleading about 3M’s 8710 respirators, which were last sold by the Company in 1998 in the United States. An initial bench trial began in January 2025 and remains ongoing with periodic trial days. The issues presented during the bench trial include the statute of limitations, the period available for any penalties under the West Virginia Consumer Protection Act, and the State’s claims that the 8710 respirators did not perform as advertised. Following resolution by the court of the issues presented during the initial bench trial, the amount, if any, of any civil penalties upon a finding of liability against the Company would be determined through subsequent trial proceedings at an unspecified future date. An expert witness retained by the State has estimated that 3M sold over five million respirators into the state during the relevant time period, and the State alleges that each respirator sold constitutes a separate violation under the Act. 3M disputes the expert's estimates and the State's position regarding what constitutes a separate violation of the Act. 3M has asserted various additional defenses, including that the Company's marketing did not violate the Act at any time, and that the State's claims are barred under the applicable statute of limitations. No liability has been recorded for any portion of this matter because the Company believes that liability is not probable and reasonably estimable at this time. In addition, the Company is not able to estimate a possible loss or range of loss due to open factual and legal questions.
On December 22, 2025, the State of West Virginia, through its Attorney General, filed a complaint in the Circuit Court of Kanawha County, West Virginia against the Company alleging violations of the West Virginia's Consumer Credit and Protection Act in connection with 3M's 8210 respirators. On December 23, 2025, 3M removed the case to federal court. The case is in its initial stages.
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
As a result of its review of its respirator mask/asbestos liabilities, of pending and expected lawsuits and of the cost of resolving claims of persons who claim more serious injuries, including mesothelioma, other malignancies, and black lung disease, the Company adjusts its associated accrual. As of December 31, 2025 and December 31, 2024, the Company's accruals for respirator mask/asbestos liabilities and defense costs (excluding Aearo) were $473 million and $523 million, respectively. This accrual represents the Company’s estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of (i) the inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the fact that complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

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
As of December 31, 2025, the Company, through its Aearo subsidiary, had recorded accruals of $59 million for product liabilities and defense costs related to current and future Aearo-related asbestos, silica-related and coal mine dust claims. Responsibility for legal costs, as well as for settlements and judgments, is shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995, period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.
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
3M announced in December 2022 it would take two further actions with respect to PFAS: exiting all PFAS manufacturing by the end of 2025 and working to discontinue the use of PFAS across its product portfolio by the end of 2025. 3M completed its exit of PFAS manufacturing at the end of 2025. 3M will continue to take actions to address PFAS manufactured prior to the exit. For example, the Company's water treatment assets at facilities that manufactured PFAS will continue to treat PFAS from historical manufacturing activities and remediate residual PFAS in waste streams from the Company's operations. 3M also will continue to work through the disposition of its assets and its interests in manufacturing facilities, which may include dismantling, cleaning and repurposing, and other dispositions of facilities or equipment. 3M remains in ongoing discussions with customers, government authorities, and other stakeholders and interested parties about customer agreements and the Company's interests in assets and facilities, which may be owned or leased from other parties that have interests and rights related to those facilities.
As also noted, 3M has been working to discontinue the use of PFAS across its product portfolio and has made substantial progress in eliminating such use in the Company's products. With respect to PFAS-containing products not manufactured by 3M in the Company's supply chains, the Company continues to evaluate the availability and feasibility of adopting and incorporating third-party products into its product portfolio that do not contain PFAS. Depending on the availability and feasibility of such third-party products not containing PFAS, the Company continues to evaluate circumstances in which the use of PFAS-containing products manufactured by third parties and used in certain applications in 3M’s product portfolios will continue beyond the end of 2025. Examples of PFAS-containing third-party products include lithium ion batteries, printed circuit boards, certain seals and gaskets, and other products widely used in commerce across a variety of industries, and in some cases required by regulatory or industry standards. In certain cases, sales and use of products manufactured before the end of 2025, and sales of products through customer transitions to new products, regulatory approvals, or customer re-certifications or re-qualifications of substitutes or replacements to eliminate the use of PFAS, were not completed by the end of 2025 and transitional efforts are ongoing.
PFAS Regulatory and Legislative Activity
Regulatory and legislative activities concerning PFAS continue to accelerate in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering exposure and use information, risk assessment activities, and increasingly stringent restrictions on various uses of PFAS in products and on PFAS in manufacturing emissions and environmental media, in some cases moving towards presently non-detectable limits for certain PFAS compounds. Regulatory limits for PFAS in emissions and in environmental media such as soil and water (including drinking water) are being set at increasingly low levels. Global regulations also appear to be increasingly focused on a broader group of PFAS, including PFAS compounds manufactured by 3M prior to its 2025 exit from PFAS manufacturing, third-party supplied materials containing PFAS used in current 3M products, or compounds found in wastewater and other environmental media associated with 3M's legacy production processes. Finally, in certain jurisdictions, legislation is being considered that, if enacted, might authorize the recovery from individuals or entities costs alleged to have been imposed on the jurisdiction's healthcare system, as well as related costs. If such activity continues, including as regulations become final and enforceable, 3M may incur material costs to comply with new regulatory requirements or as a result of regulation-related litigation or regulatory enforcement actions. Such regulatory changes may also have an impact on 3M’s reputation and may also increase its costs and potential litigation exposure to the extent legal defenses rely on regulatory thresholds, or changes in regulation influence public perception. Given divergent and rapidly evolving regulatory drinking water and other environmental standards, there is currently significant uncertainty about the potential costs to industry and communities associated with remediation and control technologies that may be required.
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
In February 2023, the European Chemicals Agency published a proposal to restrict the manufacture, placing on the market, and use of PFAS under REACH, subject to certain proposed exceptions. Depending on the timing, scope, and obligations contained in any final restriction, PFAS manufacturers and manufacturers of PFAS-containing products including 3M could incur additional costs and potential exposures, including costs of having to discontinue or modify products, future compliance costs, possible litigation and/or enforcement actions. In addition, in April 2025, EU member states adopted a REACH amendment to restrict the manufacturing, use and placing on the market of all PFAS substances in Aqueous Film Forming Foam ("AFFF"). There is a general 5-year transition plan, with shorter and longer transitional periods for certain uses. This amendment entered into force in October 2025.
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
Government interactions related to PFAS manufacturing in Gendorf
Dyneon and the predecessor operators of the Gendorf, Germany facility commissioned a voluntary feasibility study by an independent soil consultant. The study discusses the feasibility of various options to treat PFOA in soil and groundwater as well as associated costs and the environmental impact of such treatment or disposal. The study has been shared with the competent authority. An expert body advising the competent authority in the county provided feedback on the feasibility study and identified several additional recommended steps, including certain immediate measures and additional soil and groundwater investigations, and the competent authority has indicated that it is likely to adopt at least some of the recommended steps. As a result of this process, Dyneon has agreed to sponsor environmental studies related to the potential establishment of a landfill to dispose of PFOA-impacted soil, and a local authority has indicated that Dyneon should contribute to the financing of that landfill.
In July and August 2025, Dyneon was served with orders requiring it to plan a hydraulic barrier to capture a PFOA plume in groundwater originating from the Dyneon site and assess measures to remediate the impact of PFOA in and around the site. In August and September 2025 Dyneon filed appeals of the orders, suspending the enforceability of the orders pending a decision on Dyneon's appeals. Dyneon continues to engage with the competent authorities about potential remedial actions related to the Gendorf facility that may be required in the future.
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

In August 2024, the province of Antwerp approved 3M Belgium's latest application for modifying its water discharge permit related to certain PFAS parameters. Following an appeal against the permit by a local non-profit organization, in March 2025, the Flemish Government confirmed the permit. The Flemish Government's confirmation was judicially appealed by a Belgian non-profit organization. 3M Belgium cannot predict the outcome of such judicial appeal and is therefore unable to assess whether the current Zwijndrecht wastewater treatment system, or currently conceived additional treatment technology, will be able to meet the ultimately determined permit limits with respect to ongoing non-PFAS manufacturing at the Zwijndrecht facility. It is possible that the outcome of the appeal or future permit amendments will alter discharge limits and will require additional actions to reduce legacy sources of PFAS or that the wastewater treatment system there will be unable to meet future discharge limits. If 3M Belgium is unable to meet the eventual discharge limits, such development could have a significant adverse impact on 3M Belgium's normal operations and the Company's businesses that receive products and other materials from the Zwijndrecht facility, some of which may not be available or in similar quantities from other 3M facilities, which could in turn impact these businesses' ability to fulfill supply obligations to their customers.
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
Soil/groundwater remediation. Consistent with Flemish environmental law, descriptive soil investigations (“DSIs”) have been carried out to assess areas of potential PFAS contamination that may require remediation. An accredited third-party soil remediation expert has conducted these DSIs. 3M Belgium has submitted all previously required DSIs. In the fourth quarter of 2025, OVAM required that 3M Belgium submit an additional DSI relating to ultra-short chain PFAS by June 2026.
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
Following the Flemish Government’s June 2025 announcement of the intent to withdraw the temporary action framework, in September 2025, the Flemish Government formally adopted and then published the withdrawal triggering a 60 day period in which an appeal could be filed. In January 2026, 3M learned that one or more NGOs have appealed the withdrawal. 3M Belgium is unable to predict the ultimate outcome of this regulatory review process and any changes to existing standards could impose additional financial and remedial obligations on 3M Belgium depending on the standards ultimately adopted.
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
Belgium. As of December 31, 2025, a total of eighteen actions against 3M Belgium are pending in Belgian civil courts. 3M Belgium has also received pre-litigation notices from individuals and entities in Belgium indicating potential claims. The pending cases include claims by individuals, municipalities, and other entities for alleged soil and wastewater or rainwater contamination with PFAS, nuisance, tort liability, personal injury and for an environmental injunction.
While most of the actions are in early stages, one of the actions resulted in an award of provisional damages of 500 euros to each of four family members who live near the Zwijndrecht site. Approximately 1,400 individuals have petitioned to intervene in a second "follow-on action" primarily alleging nuisance claims. The Belgian court has not yet determined that the interventions will be permitted. A hearing in the case is scheduled to take place in February 2026.
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
In June 2024, Lantis, an entity involved in the Oosterweel project, filed a lawsuit against 3M Belgium seeking damages related to soil storage costs and other alleged claims. The parties previously engaged in mediation regarding the dispute that did not resolve the claims at that time. In November 2025 the parties resolved a claim with respect to which Lantis had reserved its rights. The litigation will proceed with regard to other claims, according to a briefing schedule set by the court, with all pre-hearing submissions to be completed by November 2026.
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
Canada. In December 2023, a putative class action was filed in the British Columbia Supreme Court on behalf of Canadians alleging personal injuries from exposure to AFFF.
In June 2024, the province of British Columbia, Canada, filed a putative class action in the British Columbia Supreme Court purportedly on behalf of all provincial and territorial governments in Canada, including all municipalities and other local governments responsible for drinking water systems, alleging contamination of drinking water and other natural resources by PFAS-containing products, including AFFF.
In July 2024, a putative class action was filed in the Quebec Superior Court on behalf of public water suppliers and private well owners in Quebec alleging contamination of drinking water by PFAS-containing products, including AFFF.
In August 2024 and August 2025, putative class actions were filed in the Manitoba Court of King’s Bench and British Columbia Supreme Court on behalf of Indian bands in Canada alleging contamination of drinking water and other natural resources by PFAS-containing products, including AFFF.
In August and September 2024, putative class actions were filed in the Ontario Superior Court and British Columbia Supreme Court on behalf of all private well owners in Canada alleging contamination of drinking water by PFAS-containing products, including AFFF. In August 2025, plaintiffs filed a motion to discontinue the Ontario action.
In September 2024, a putative nationwide consumer class action was filed in the British Columbia Supreme Court on behalf of all persons who purchased carpeting treated with PFAS-containing products before January 1, 2020.
In September 2024, the Canadian Department of Transport filed a third-party contribution and indemnification action in connection with a pending putative class action filed in British Columbia Supreme Court in April 2024, alleging property contamination from AFFF as a result of firefighting training at the Abbotsford International Airport.

In November 2025, the Canadian Department of Transport filed a third-party contribution and indemnification action in connection with a pending putative class action filed in Newfoundland Supreme Court in May 2025, alleging property contamination from AFFF as a result of firefighting training at St. John's International Airport.
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
Australia. In May 2025, the New South Wales Environmental Protection Agency issued a Clean Up Notice requiring 3M Australia to investigate and clean up PFAS contamination at a site that 3M Australia formerly leased. 3M is working with the regulatory authority to address the Clean Up Notice.
The Company is aware of a writ of summons that was filed in Australia on behalf of individuals with connections to property that has been allegedly impacted by 3M PFAS products, however, the Company has not been served with any such summons. In November 2025, the Court extended the service period to June 8, 2026.
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
The Company has previously discussed the evolving regulatory environment in the United States with respect to PFAS in past filings. Updates relevant to this reporting period are below.
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
In April 2024, EPA released its final rule listing PFOA and PFOS, and their salts and structural isomers, as CERCLA hazardous substances. Multiple industry groups have filed challenges to the rule in the U.S. Court of Appeals for the District of Columbia Circuit. In February 2025, EPA sought and was granted an abeyance of the proceedings to allow the new administration time to review the case. In September 2025, EPA confirmed it intends to defend the rule. Briefing has concluded and oral argument was held in January 2026.
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
In October 2023, EPA published a final rule imposing reporting and recordkeeping requirements under TSCA for manufacturers or importers, including 3M, of certain PFAS in any year since January 2011. The rule requires manufacturers and importers to report certain data to EPA regarding each covered PFAS, including the following: chemical identity, total volumes, uses, byproducts, information about environmental and health effects, number of individuals exposed during manufacture, and the manner or method of disposal. This is a one-time reporting requirement covering in-scope activities over a 12-year look-back period from 2011-2022. In November 2025, EPA published a proposed rule modifying the scope of the reporting rule. The proposed rule incorporates several new exemptions from the reporting requirement and would tie the submission period to the effective date of the finalized revisions to the rule.

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
In April 2021, 3M filed a lawsuit against the Michigan Department of Environment, Great Lakes, and Energy ("EGLE") to invalidate the drinking water standards EGLE promulgated under an accelerated timeline. In November 2022, the court granted 3M’s motion for summary judgment and invalidated EGLE’s rule based on its failure to properly consider relevant costs. The court stayed the effect of its decision pending appeal. EGLE appealed the decision in December 2022. In August 2023, the Michigan Court of Appeals upheld the lower court’s decision that EGLE’s rule was invalid. EGLE appealed that ruling to the Michigan Supreme Court. In March 2025, the Michigan Supreme Court vacated the decision of the Court of Appeals and remanded the case for resolution of certain questions not previously addressed. In September 2025, the Court of Appeals again affirmed the lower court's decision. In October 2025, EGLE again filed an application for leave to appeal with the Michigan Supreme Court. 3M filed its response in December 2025.
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
The Company cannot predict what additional regulatory or legislative actions in the United States, Europe and elsewhere arising from the foregoing or other proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions to the Company, including to its operations and its products. Given divergent and rapidly evolving regulatory standards, there currently is significant uncertainty about the potential costs to industry and communities associated with remediation and control technologies that may be required.
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
If the court approves the New Jersey Settlement and all conditions are met, 3M will pay the State up to $450 million. 3M recorded a pre-tax charge of $281 million in the second quarter of 2025 related to the New Jersey Settlement. The charge reflected the present value of the $400 million amount 3M expects to pay, discounted at an estimated 5.0% blended interest rate at time of proposed settlement. The New Jersey Settlement includes payments with a present value of $207 million for Chambers Works and other elements of the settlement beginning in 2026 over 8 years and payments with a present value of $74 million for existing and future PFAS-related claims by the State of New Jersey starting in 2030 and running through 2050. The actual amount that 3M will pay will be determined in part by how much 3M is ultimately obligated to pay under the PWS Settlement, as discussed elsewhere in this Note 17. 3M may also receive certain credits towards its payment obligations under the New Jersey Settlement based on other contingencies. The Court held a hearing on approval of the settlement on January 7, 2026. The Court will determine if further proceedings are necessary following the submission of certain additional information to the Court by the State.
Additional state attorneys general lawsuits that are proceeding outside the AFFF MDL are described below.
New Hampshire. In May 2019, the New Hampshire Attorney General filed a lawsuit in state court, which 3M removed to federal court. Following the federal court's remand of the case to state court, 3M filed an appeal, which the federal court of appeals denied in March 2025. The state court has set a Spring 2029 trial ready date.
Vermont. In June 2019, the Vermont Attorney General filed a lawsuit in state court, which 3M removed to federal court. In December 2025, the federal court held a hearing on the State's motion to remand the case to state court.
Illinois. In March 2022, the Illinois Attorney General filed a lawsuit in Illinois state court against 3M alleging contamination of the state's natural resources by PFAS compounds disposed of by, or discharged, or emitted from 3M's Cordova plant. The complaint requests monetary damages, injunctive relief, civil penalties, a testing program, and a public outreach and information sharing program. In August 2024, a federal court of appeals affirmed the order remanding the case to state court. In April 2025, the state court granted in part and denied in part a motion to dismiss filed by 3M. In July 2025, the state court entered a Case Management Order, setting the case for trial in September 2026. In October 2025, 3M re-removed the case to federal court. In November 2025, the federal court remanded the case back to state court. 3M appealed that decision to the federal court of appeals. In the interim, the case is proceeding in state court.
Maine. In March 2023, the Maine Attorney General filed a lawsuit in state court, which 3M removed to federal court. Following the federal court's remand of the case to state court, 3M filed an appeal, which the federal court of appeals granted in November 2025. In December 2025, the JPML clerk conditionally transferred the case to the AFFF MDL, which the State has opposed.

Maryland. In May 2023, the Maryland Attorney General filed a lawsuit in state court, which 3M removed to federal court. Following the federal court's remand of the case to state court, 3M filed an appeal, which the federal court of appeals granted in March 2025. The State filed a petition for review by the U.S. Supreme Court in October 2025.
South Carolina. In August 2023, the South Carolina Attorney General filed a lawsuit in state court, which 3M removed to the AFFF MDL. Following the MDL court's remand of the case to state court, 3M filed an appeal, which the federal court of appeals granted in March 2025. The State filed a petition for review by the U.S. Supreme Court in October 2025.
Connecticut. In January 2024, the Connecticut Attorney General filed a lawsuit in state court, which 3M removed to federal court. Following the federal court's remand of the case to state court, 3M filed an appeal. The federal court of appeals held a hearing on 3M's appeal in November 2025.
Texas. In December 2024, the Texas Attorney General filed a consumer-production lawsuit in state court, which 3M removed to federal court. Following the federal court's remand of the case to state court, 3M filed an application for leave to appeal, which the federal court of appeals denied in October 2025. In January 2026, 3M filed a motion to dismiss for lack of personal jurisdiction.
Oklahoma. In August 2025, the Oklahoma Attorney General filed a lawsuit in state court, which 3M removed to federal court. In December 2025, the JPML transferred the case to the AFFF MDL.
In addition, the Company is in discussions with several state attorneys general and agencies, responding to information and other requests, including entering into tolling agreements, relating to PFAS matters and exploring potential resolution of some of the matters raised.
Aqueous Film Forming Foam (AFFF) Litigation
As of January 2026, according to data compiled by the Judicial Panel on Multidistrict Litigation ("JPML"), there were approximately 15,200 cases related in whole or in part, to PFAS contamination or exposure allegedly caused by AFFF pending in a consolidated multi-district litigation ("MDL") in federal court in South Carolina. These cases are in addition to cases that have been filed in state and other federal courts which also allege such injuries or damages (along with purported unfiled personal injury claims). Many of the personal injury cases both inside and outside the MDL have included and continue to include multiple plaintiffs and, therefore, the number of plaintiffs who have asserted such claims is substantially higher than the number of cases noted above. With respect to cases filed outside the MDL, 3M continues, where possible, to seek the transfer of those matters into the MDL and the vast majority of the pending cases are being litigated in the MDL.
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
AFFF MDL and Water System Cases
In December 2018, the JPML granted motions to transfer and consolidate all AFFF cases pending in federal courts to the U.S. District Court for the District of South Carolina to be managed in an MDL proceeding to centralize pre-trial proceedings. Over the past seven years, the parties in the MDL have conducted and are continuing to conduct ongoing master discovery and discovery regarding specific groups of cases, including public water suppliers, personal injury, and attorneys general cases, among other types of cases.
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
Following the PWS Settlement, a number of cases filed by PWS are still pending, including cases brought by water suppliers that did not qualify as eligible claimants and water suppliers that did not participate in the PWS settlement, which includes cases pending in both the MDL and various state courts.

3M will pay $10.5 billion to $12.5 billion in total to resolve the claims released by the PWS Settlement. 3M recorded a pre-tax charge of $10.3 billion in the second quarter of 2023. The charge reflected the present value (discounted at an estimated 5.2% interest rate at time of proposed settlement) of the expected $12.5 billion nominal value of 3M’s payments under the PWS Settlement. The PWS Settlement, as amended to include payments to certain other water providers, calls for 3M to make payments from 2024 through 2036. The actual amounts that 3M will pay will be determined in part by the results of PFAS testing received by certain class members by the end of 2025. Those class members who seek compensation on the basis of such test results must submit those results to the Claims Administrator by no later than July 1, 2026.
In December 2023, the parties selected an initial set of 25 plaintiffs for potential personal injury bellwether cases. In March 2024, the Court issued an order establishing a process for addressing most personal injury claims for diseases not included in the initial set of 25 cases and four other diseases, which has resulted in the dismissal without prejudice of thousands of personal injury claims. The process includes a tolling provision for certain dismissed claims filed in or transferred to the MDL by April 24, 2024. In July 2024, the court selected 9 out of the 25 bellwether cases to undergo additional discovery, including expert discovery. In January 2025, the Court issued an order setting the first bellwether personal injury trial to begin on October 20, 2025. In May 2025, the Court decided that the trial would involve one or more of three kidney cancer plaintiffs. On June 20, 2025, the Court conducted a "Science Day" regarding liver and thyroid cancers. At the Court's direction, the parties continue to negotiate processes for bellwethers of certain other personal injury claims. The Court continues to encourage the parties to settle matters and 3M is participating in Court-ordered settlement discussions facilitated by a Court-appointed mediator. In August 2025, the Court entered an order vacating the schedule for the first bellwether trial that had been scheduled to begin in October 2025. Also in August 2025, the Court entered orders relating to the filing of personal injury cases in the MDL and requesting the transfer of certain types of cases, including cases involving firefighter turnout gear, to the MDL. Following those orders, thousands of additional plaintiffs filed claims in the AFFF MDL. The number of cases in the MDL has remained relatively stable since November 2025 according to the MDL panel's case counts. The orders require, among other obligations, that plaintiffs provide certain information regarding their claims, and the parties are reviewing the information submitted for compliance with the Court's orders. In December 2025, the JPML declined to transfer several turnout gear cases to the MDL.
In November 2024, the Court issued an order directing the parties to work together to develop a process to select sites allegedly contaminated with PFAS from AFFF use for the purpose of conducting focused product identification discovery. In April 2025 the Court entered a case management order proposed by the parties identifying 12 sites on which the parties then conducted product-identification discovery. The parties are engaged in discussions regarding next steps.
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
The Company is aware of other AFFF suits outside the AFFF MDL in which the Company has been named as a defendant. 3M anticipates seeking to have most of these cases removed to federal court and transferred to the AFFF MDL; however, several cases are expected to remain pending in state courts, including two cases in Illinois state alleging harm caused by exposure to PFAS from AFFF as well as other chemicals, the first of which is set for trial in September 2026.
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

In Alabama, 3M, together with multiple co-defendants, are defending several court cases brought by municipal water utilities. The plaintiffs in four of these cases (Shelby/Talladega Counties, Five Star Water Supply District, City of Clanton WWSB, and Coosa Valley Water Supply District) are water utilities alleging that the discharge of PFAS chemicals has contaminated drinking water supplies of cities located downstream along the Coosa River in Alabama. 3M removed these cases to federal court. Plaintiffs moved to remand all of these cases to state court, but those motions have been denied without prejudice and all of the cases have been stayed pending the federal appeals court's ruling in the Town of Pine Hill appeal (discussed below). 3M has filed a tag-along notice with the JPML seeking to transfer three of these cases (Shelby/Talladega Counties, City of Clanton WWSB, and Coosa Valley Water Supply District) to the AFFF MDL, and the JPML clerk entered a conditional transfer order with respect to all three cases in December 2025, which plaintiffs opposed.
The City of Albertville, Alabama filed suit in Alabama state court for alleged contamination of the Tennessee River (upstream of 3M’s Decatur facility) by a carpet manufacturer in Alabama. Defendants filed a joint motion to dismiss in May 2024. The Court dismissed plaintiff’s private nuisance and trespass claims, but allowed remaining claims to proceed. 3M and the other supplier defendants filed their answers in October 2025. The Court has not yet entered a scheduling order, but fact discovery is in its initial stages and is ongoing.
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
The Town of Pine Hill, Alabama filed suit in Alabama state court alleging that PFAS discharges from paper mills currently owned by International Paper have contaminated its water supply. 3M removed the case to federal district court. In March 2025, the federal district court granted plaintiff’s motion to remand the case to state court. 3M filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit, and the federal district court granted 3M’s motion to stay the remand order. Briefing in the Eleventh Circuit was completed in August 2025. In June 2025, the state court ruled that it could proceed with discovery notwithstanding the federal district court’s stay of the remand order. In July 2025, defendants filed a Petition for Writ of Mandamus in the Alabama Supreme Court challenging that state court ruling. Both the Eleventh Circuit appeal and the Writ of Mandamus before the Alabama Supreme Court have been fully briefed and remain pending.
The City of Irondale, Alabama filed suit alleging PFAS contamination of its water supply due to industrial discharges from several users of PFAS in different industries, including alleged customers of 3M. 3M removed the case to federal court and in August 2025, the plaintiffs’ motion to remand was denied. In September 2025, and the case was stayed pending the Eleventh Circuit’s decision in Pine Hill. 3M filed a tag-along notice with the JPML seeking to transfer this case to the AFFF MDL, and the JPML clerk entered a conditional transfer order in December 2025, which plaintiff opposed.
In May 2025, the City of Opelika, Alabama sued 3M and numerous other defendants alleging that releases by users of PFAS in carpet, textile, and paper manufacturing operations upstream of its drinking water intake have contaminated its water supply. 3M removed the case to federal court and has moved to transfer the case to the AFFF MDL. Plaintiff filed a motion to remand, and in September 2025, the case was stayed pending the Eleventh Circuit’s decision in Pine Hill. The case was transferred to the AFFF MDL in October 2025.
In May 2025 the City of Foley, Alabama sued 3M and others alleging that releases by users of PFAS in local manufacturing operations contaminated groundwater used for drinking water supplies. 3M filed a Motion to Dismiss in July 2025. The court held a hearing in September 2025 on the motion to dismiss, but plaintiff has since amended its complaint. 3M moved to strike plaintiff’s amended complaint in December 2025.
3M is also defending a mass action filed in Alabama in June 2024 by hundreds of individual customers of the Water Works and Sewer Board for the City of Gadsden, Alabama, alleging emotional distress and property damage related to PFAS contamination of their drinking water. 3M removed the case to federal court, where the case was proceeding through discovery. In December 2025, 3M filed a motion for judgment on the pleadings based on the expiration of the applicable statute of limitations prior to the filing of the complaint. The Court stayed discovery pending a ruling on 3M’s motion and briefing on the motion is ongoing.
In Georgia, 3M, together with other defendants, is defending a putative class action in federal court, in which plaintiffs seek relief on behalf of a class of individual ratepayers in Summerville, Georgia who allege their water supply was contaminated by PFAS discharged from a textile mill. The City of Summerville intervened in the case and also brought claims against 3M and other defendants. Discovery is finished and briefing on dispositive motions concluded in July 2025. Trial is expected in 2026.
Another case currently pending in federal court in Georgia was brought by individuals asserting PFAS contamination by 3M and other defendants, seeks economic damages and injunctive relief on behalf of a putative class of Rome and Floyd County water subscribers. Class certification has been fully briefed, and the plaintiff's injunctive relief claims were recently dismissed. Plaintiff's claims for economic damages related to alleged increases in their water rates due to the presence of PFAS remain pending. Discovery was reopened in a limited fashion due to plaintiffs’ request to investigate whether recent increases in water utility rates by the City of Rome was attributable to PFAS. Defendants filed a consolidated motion for summary judgment in December 2025. No trial date has been set.

In February 2024, two landowners in Gordon County, Georgia sued 3M and other defendants for alleged contamination of their properties from wastewater treatment sludge allegedly containing PFAS from nearby carpet manufacturing operations. One of 3M’s co-defendants, the City of Calhoun, Georgia, filed a cross claim against 3M and other defendants alleging that biosolids from its wastewater treatment plant were contaminated with PFAS that has migrated into its water supply. In June 2024, a related lawsuit was filed on behalf of other property owners who allege that their properties are contaminated with PFAS due to runoff from the properties of the Gordon County landowners from the initial lawsuit. Motions to dismiss were denied, and discovery closed in December 2025. In January 2025, a private plaintiff filed a lawsuit against 3M and other defendants in Gordon County, Georgia alleging similar property contamination due to PFAS. All of these cases remain pending. Some of these cases are set for trial in December 2026 or January 2027.
In July 2024, the City of Lyerly, Georgia sued 3M and other defendants, alleging that discharges from local carpet mills contaminated the City's water supply. 3M's motion to dismiss was denied in March 2025 and discovery is underway.
In November 2024, Mohawk Industries, a carpet manufacturer, filed a lawsuit in Whitfield County, Georgia against 3M, DuPont, and Daikin alleging various counts of tort and contract liability, including fraud, related to sales of fluorochemicals. Motions to dismiss the case were denied. Discovery in the case is proceeding. Trial is currently set for March 2027.
In December 2024, Dalton Utilities, located in Dalton, Georgia, filed a suit against 3M and other defendants seeking clean-up costs under CERCLA and common law theories for alleged PFAS contamination related to the Dalton Land Application System, which is a nearly 10,000 acre field that has received carpet mill effluent pursuant to a Georgia Environmental Protection Division permit since the late 1980s. Briefing on motions to dismiss is complete, and a hearing was held in October, 2025. The parties are awaiting a ruling on those motions.
In December 2024, Murray County, Georgia filed suit against 3M and other defendants seeking clean-up costs for alleged PFAS contamination related to the Murray County landfill and other locations throughout the County. 3M filed a motion to dismiss, which was denied. Discovery in the case is proceeding.
In January 2025, Catoosa County, Georgia and Gordon County, Georgia filed substantively identical complaints alleging similar PFAS impacts as Murray County related to county-owned landfills. 3M filed motions to dismiss, which were denied. Discovery in the cases is proceeding.
In October 2025, Walker County, Georgia filed a substantively identical complaint alleging similar PFAS impacts as Murray, Catoosa, and Gordon Counties related to the Walker County landfill. 3M’s response to the complaint is due in January 2026.
In July 2025, property owners in Gordon County and Murray County, Georgia, filed eight separate lawsuits against PFAS chemical manufacturers and carpet manufacturers alleging that the discharge of PFAS from various carpet manufacturer facilities contaminated their properties. Motions to dismiss these cases are currently pending.
In October 2025, property owners in Floyd County and Whitfield County, Georgia filed three separate lawsuits against PFAS chemical manufacturers and carpet manufacturers that are substantively identical to those filed by property owners in Gordon County and Murray County. 3M’s response to these complaints is due in January 2026.
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
In April 2025, the City of Chatsworth, Georgia sued 3M and multiple other defendants, including carpet makers, alleging PFAS discharges have contaminated its water supply. 3M filed a motion to dismiss, which remains pending.
In April 2025, a private landowner and an environmental organization (Coosa River Basin Initiative) sued 3M and others, including carpet makers and Dalton Utilities, for property damages and injunctive relief related to the Dalton Utilities Land Application System. Dalton Utilities filed a motion to stay the case in favor of its pending action in the same district court, and briefing on that issue is ongoing. All other deadlines are stayed until the stay is decided. In September 2025, Plaintiffs filed a motion to consolidate this case with the putative class of Rome and Floyd County ratepayer class action discussed above, which is pending before the same judge. The motion remains pending.
In April 2025, private landowners in Chattooga County, Georgia sued 3M and multiple other defendants, including a textile mill, alleging that PFAS discharges to the Town of Trion, Georgia wastewater treatment plant made its way to sludge that was deposited on plaintiffs’ properties via land application for years. In August 2025, the case was voluntarily dismissed. In September 2025, it was re-filed in Gwinnett County, Georgia. 3M has filed a motion to dismiss and briefing is underway.
In June 2025, private landowners in northwest Georgia filed three cases against 3M and other defendants alleging PFAS from nearby carpet making facilities has contaminated soil, water, and indoor dust at their properties. 3M has filed motions to dismiss and briefing on the motions is underway.
In June 2025, Walker County, Georgia and the City of Chickamauga, Georgia sued 3M and multiple other defendants, including carpet makers, alleging that the carpet manufacturers discharged PFAS into the public sewer system, which caused it to enter plaintiffs’ drinking water. 3M has filed a motion to dismiss, which remains pending.

In September 2025, Dougherty County and Chattooga County Georgia filed a case against 3M in the Middle District of Georgia on behalf of a putative class of all governmental entities in Georgia who own or operate municipal landfills impacted by PFAS. 3M filed a motion to dismiss and briefing is underway.
In November 2025, the City of Fresno, California filed a case against 3M and multiple other defendants alleging that various industrial PFAS discharges contaminated the City's drinking water. 3M removed the case to federal court in December 2025. In January 2026, the clerk of the JPML issued a conditional order to transfer the case to the AFFF MDL, which the City has moved to vacate.
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
In New Jersey, 3M, together with several co-defendants, is also defending numerous cases in federal court brought by individuals with private drinking water wells near certain DuPont and Solvay facilities that were allegedly supplied with PFAS by 3M. 3M settled for an immaterial amount with the plaintiffs in certain cases that sought property damages, and for those cases requiring court approval, such approval was granted in May 2025, and all such cases have been dismissed as to 3M. Plaintiffs in the remaining individual cases allege personal injuries to themselves or to their adult children. In addition, 3M and several other defendants were named in a complaint filed in New Jersey state court in May 2025 by individuals who resided near Solvay’s facility and who allege personal injuries to themselves or to their children from PFAS exposure. 3M removed the case to federal court in August 2025. 3M's motion to transfer the case to the AFFF MDL was denied in December 2025.
3M and Middlesex Water Company were defendants in a putative class action filed in New Jersey federal court in November 2021 by individuals who received drinking water from Middlesex Water Company that was allegedly contaminated with PFOA. In May 2022, Middlesex Water Company filed a third-party complaint against the Company in New Jersey state court in a putative class action brought by customers of the water company, seeking contribution and indemnity from the Company. In November 2023, Middlesex Water Company dismissed its third-party complaint against the Company in connection with the settlement of Middlesex Water Company's separate action against 3M. The parties to the New Jersey federal and state court class actions agreed to settle these cases for an immaterial amount, which settlement was approved by the state court in October 2025. The New Jersey state and federal court class actions have each been dismissed. In March 2023, a personal injury lawsuit was filed against 3M and Middlesex Water Company by another Middlesex Water Company customer. The case is now proceeding in discovery. Trial in that case is set for May 2026.
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
In Massachusetts, a putative class action lawsuit was filed in August 2022 in state court against 3M and several other defendants alleging PFAS contamination from waste generated by local paper manufacturing facilities that was subsequently incorporated into biosolids at a local composting facility. The lawsuit alleges property damage and seeks medical monitoring on behalf of plaintiffs within the Town of Westminster. This case was removed to federal court, where it was consolidated with a previously filed federal case involving similar allegations and claims against 3M’s co-defendants. In February and March 2024, 3M and the remaining defendants answered the complaint and filed cross claims against one another. In April 2025, the class action was consolidated with another class action brought by the same plaintiffs against different defendants. With the exception of certain limited discovery, class certification proceedings in the original action are stayed until April 2026 to allow the cases to proceed to a single class certification hearing, which is expected in the third quarter of 2026. No trial date has been set.
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

In Maine, a group of landowners filed a second amended complaint in October 2022 in federal district court, adding 3M and several other alleged chemical suppliers as defendants in a case previously filed against several paper mills, alleging PFAS contamination from waste generated by the paper mills that was then incorporated into biosolids. As of the fourth amended complaint, the case involves 98 plaintiffs asserting property damage claims against the owner of one paper mill and three alleged chemical suppliers, including 3M. Discovery closed as to the six original plaintiffs in December of 2025. The parties must now confer and file a proposed scheduling order governing the remainder of the case. No trial date has been set.
In Wisconsin, in August 2023, 3M and other defendants were named as defendants in a putative class action brought in federal court by several residents of Oneida County alleging property damage resulting from PFAS contamination they attribute to waste generated from the operations of a paper mill in Rhinelander, Wisconsin that was then incorporated into biosolids. 3M’s motion to dismiss was granted in part and denied in part in June 2025. The case is in class certification expert discovery. A class certification hearing is expected in the fourth quarter of 2026. The court has set a trial date in June 2027.
In December 2024, 3M was named as a defendant in a putative class action brought in federal court by several private well owners near 3M's Wausau Greystone quarry seeking to recover for property damages and medical monitoring related to alleged PFAS contamination. The case also includes (non-class) personal injury claims on behalf of select plaintiffs. 3M filed a motion to dismiss this case in February 2025, which remains pending. In October 2025, the Court formally adopted a case schedule setting a July 24, 2026, deadline for plaintiffs to move for class certification and set a trial date for November 2027.
In Illinois, 3M has been sued in three separate actions by individual plaintiffs alleging personal injury and/or property damage claims relating to alleged PFAS contamination from 3M’s Cordova facility. 3M removed all three cases to federal court, where two were transferred to the AFFF MDL. The remaining case was remanded to state court in May 2025.
In Missouri, in April 2024, 3M was added as a defendant to a pending putative class action brought by individuals alleging PFAS contamination of their properties and drinking water from metal plating operations in southeastern Missouri. In October 2024, the court denied 3M's motion to dismiss.
In September 2025, 3M was named a defendant in a personal injury suit filed in Missouri state court alleging plaintiff’s injuries were caused by exposure to chemicals in firefighting protective gear. 3M removed the case to federal court and in September 2025 moved to transfer the case to the AFFF MDL. The JPML denied 3M's motion to transfer in December 2025. Plaintiff has filed a motion for remand that remains pending.
In Connecticut, in June 2024, 3M and numerous other defendants were sued in a putative class action brought by individual firefighters and several firefighter unions, alleging exposure to PFAS from certain turnout gear worn by the class members. Plaintiffs filed a second amended complaint in April 2025. 3M filed its motion to dismiss the amended complaint in June 2025, and that motion is still pending.
In October 2018, 3M and other defendants, including DuPont and Chemours, were named in a putative class action in the U.S. District Court for the Southern District of Ohio brought by the named plaintiff, a firefighter allegedly exposed to PFAS chemicals through his use of firefighting foam, purporting to represent a putative class of all U.S. individuals with detectable levels of PFAS in their blood. In March 2022, the court certified a class of "[i]ndividuals subject to the laws of Ohio, who have 0.05 [ppt] of PFOA (C-8) and at least 0.05 ppt of any other PFAS in their blood serum." In November 2023, the Sixth Circuit issued an order vacating the class certification decision and remanding the case with instructions that the district court dismiss the case and later denied a motion for rehearing en banc. In March 2024, the district court vacated the class certification order and dismissed the case for lack of jurisdiction. In June 2024, 3M was named as a defendant in a new putative nationwide class action by the same named plaintiff who filed the Ohio suit that was dismissed and is described above. The new suit was brought against only 3M and DuPont entities and seeks to establish a putative class of anyone subject to the laws of Ohio or subject to the law of states that recognize the claims for relief filed by plaintiffs with blood serum levels of 2 ppb or more of PFOS and PFOA (combined) manufactured by defendants. 3M was served with the suit in July 2024 and subsequently filed a motion to transfer the case to the AFFF MDL, which was denied in October 2024. In October 2024, 3M filed a motion to dismiss the lawsuit, which remains pending.
In Virginia, in August 2024, 3M was named as a defendant in a case alleging that plaintiff’s decedent, a civilian firefighter, died from cancer allegedly caused by exposure to PFAS from turnout gear. A co-defendant removed the case to federal court, and plaintiffs’ motion to remand has been fully briefed since December 2024. In April 2025, 3M was named as a defendant in a similar case in Virginia, which was removed to federal court by another defendant. In August 2025, 3M filed motions to transfer both cases to the AFFF MDL. Plaintiffs’ motions to remand remain pending in both matters. In September 2025, 3M removed three additional firefighter turnout gear cases to Virginia federal court and moved to transfer all of these cases to the AFFF MDL. Plaintiffs in these cases have moved to remand which remain pending. In December 2025, the JPML declined to transfer the three Virginia turnout gear cases that were before it at that hearing.
In Minnesota, in August 2024, 3M, DuPont, and Chemours were named in a putative nationwide class action brought on behalf of all persons who purchased carpeting treated with PFAS-containing products before January 1, 2020. The lawsuit alleges claims under RICO and state consumer protection, product liability, and nuisance laws. In September 2025, the federal district court granted 3M's motion to dismiss all claims, which plaintiffs did not appeal.

In Minnesota, in May 2025, 3M, DuPont, and Chemours were named in a putative nationwide class action in federal court brought on behalf of all municipalities and governmental entities who purchased fire fighter personal protective equipment from the named defendants alleging injuries from exposure to PFAS in the protective equipment. 3M filed a motion to dismiss, but plaintiffs have indicated they will file an amended complaint by February 10, 2026.
In Pennsylvania, in March 2025, 3M, DuPont, and the designers, manufacturers, and distributors of AstroTurf were named in a complaint filed in the Philadelphia Court of Common Pleas by former Philadelphia Phillies players alleging personal injury claims allegedly resulting from exposure to PFAS and ethylene oxide in AstroTurf at Veterans Stadium. Plaintiffs’ alleged exposures date back to the 1970s. In September 2025, 3M removed the case to federal court. In October 2025, plaintiffs moved to remand the case to state court. That motion remains pending.
In Montana, in April 2025, 3M, DuPont, and Chemours were named in a putative nationwide class action in Montana District Court, brought on behalf of all entities who bought turnout gear from the named defendants alleging injuries from exposure to PFAS in the turnout gear. The lawsuit alleges claims under RICO and state conspiracy, product liability, consumer protection, and deceptive trade practices laws. On September 23, 2025, the court denied Defendants’ motion to transfer the case to the District of Delaware. 3M filed a motion to dismiss in October 2025. The court denied the motion in January 2026.
In New York, in May 2025, the owner of a tree nursery located in Hoosick Falls filed suit against 3M, Saint-Gobain Performance Plastics Corp., Honeywell International Inc., and DuPont seeking to recover for property damage allegedly resulting from PFOA contamination that plaintiff attributes to a nearby fabric coating facility. 3M filed a motion to dismiss the amended complaint in October 2025.
In Michigan, 3M previously settled claims brought by Wolverine World Wide (Wolverine) related to Wolverine’s alleged use of 3M Scotchgard in its shoe manufacturing operations. 3M continues to incur liabilities for immaterial amounts pursuant to the settlement agreement. In December 2025, the owners of two landfills sued Wolverine and 3M in federal court in Michigan, alleging that both are liable for the remediation of PFAS contamination at and around the landfills under CERCLA and Michigan's Natural Resources and Environmental Protection Act. 3M's response to that complaint is due in February 2026.
Other PFAS-related Matters
Decatur, Alabama
Grand Jury Matter. The Company previously operated under a 2009 consent order issued under the federal TSCA (the “2009 TSCA consent order”) for the manufacture and use of two perfluorinated materials (FBSA and FBSEE) at the Decatur site that prohibits release of these materials into “the waters of the United States.” In March 2019, the Company halted the manufacture, processing, and use of these materials at the site upon learning that these materials may have been released from certain specified processes at the Decatur site into the Tennessee River. In April 2019, the Company voluntarily disclosed the releases to the U.S. EPA and the Alabama Department of Environmental Management (ADEM). During June and July 2019, the Company took steps to fully control the aforementioned processes by capturing all wastewater produced by the processes and treating all air emissions. These processes are no longer in use.
As previously reported, in December 2019, the Company received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of Alabama for documents related to, among other matters: (1) the Company’s compliance with the 2009 TSCA Consent Order; and (2) unpermitted discharges to the Tennessee River from its Decatur facility. The Company continues to cooperate with the U.S. Attorney’s Office, the U.S. Department of Justice, and the EPA with respect to these issues.
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
An application to add the additional PFAS to its NPDES permit was submitted to ADEM and the Company installed additional wastewater treatment controls to address PFAS. The wastewater controls are now on-line and in operation as 3M works to optimize wastewater control operations. ADEM and 3M are in discussions about 3M's application for a modified NPDES permit.

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
In January 2025, the Company reached an agreement with the EPA on the terms of a consent order under RCRA, that requires the Company to delineate PFAS in soil and groundwater at the Cordova plant and a surrounding area that extends up to 1/2 mile from the plant site. The order also requires collecting a specified number of soil and groundwater samples at up to 80 locations in the area extending 5 miles from the plant. The Company continues to work with EPA as it implements the RCRA consent order.
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
In January 2021, MPCA issued a Notice of Violation that included measures requiring the Company to address the presence of PFAS in wastewater and to undertake certain facility improvements related to its wastewater discharge system. The Company continues to work with MPCA to address the Notice of Violation.
In June 2022, MPCA directed that the Company address the presence of PFAS in its stormwater discharge from the Cottage Grove facility. The Company worked with MPCA to develop a plan to address its stormwater, which is embodied in an order issued by MPCA in December 2022, which the Company is working to implement.

In May 2025, MPCA issued a final NPDES permit for the Cottage Grove plant, with an effective date of June 1, 2025. The permit includes ultra-low effluent limits for certain PFAS, some of which are below current limits of quantification for those compounds. The permit also includes low, but measurable "compliance limits" for those same compounds that are deemed to demonstrate compliance with the permit. In June 2025, 3M filed a notice of appeal challenging several elements of the permit, and in November 2025 filed its opening brief in the matter. The Company cannot predict the outcome of the appeal. It is possible that the outcome of the appeal or future permit amendments will result in discharge limits that will require additional capital or operational expenditures in order to meet discharge limits. If the Company is unable to meet discharge limits, such development could have a significant adverse impact on 3M's normal operations and the Company's businesses that receive products and other materials from the Cottage Grove facility, some of which may not be available or in similar quantities from other 3M facilities, which could in turn impact these businesses' ability to fulfill supply obligations to their customers.
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
Fairmont, Minnesota
MPCA issued a Notice of Violation (NOV) dated July 22, 2025, to the Company for alleged violations related to stormwater and fire water discharges containing PFAS constituents at the 3M Fairmont MN facility. The major corrective actions required in the NOV include completion of a stormwater action plan to improve collection and treatment of stormwater and a soil and groundwater investigation at the site. The Company has provided a response to the NOV contesting the validity of the alleged violations and a plan for addressing the requested corrective actions and is working with the MPCA regarding the alleged violations.
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
Wausau, Wisconsin
In August 2024, the Company received a request for information from EPA under CERCLA seeking information and documents, including regarding the use and disposal of PFAS at its Greystone facility and its downtown Wausau facility. 3M has provided the EPA with information responsive to that request and, in October 2025, EPA informed 3M it has not identified any immediate need for 3M to take additional action with respect to EPA's request. In March 2025, the Wisconsin Department of Natural Resources (WDNR) issued a letter to 3M stating that it has determined there has been a release of hazardous substances from the Greystone facility based on PFAS detected in groundwater and ordering 3M to submit a work plan for investigation. A site investigation work plan, which describes the initial scope of sampling to take place at the facility, was submitted to the WDNR in June 2025. The WDNR has approved the work plan. The soil and groundwater sampling is in process.
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
Environmental Liabilities
The Company periodically examines whether the contingent liabilities related to the environmental matters and litigation described above are probable and reasonably estimable based on experience and ongoing developments in those matters, including discussions regarding negotiated resolutions. During 2025, primarily as a result of the New Jersey Settlement, interest accretion on the PWS Settlement, and updates to site remediation obligations, the Company increased its accrual for PFAS-related other environmental litigation and made related payments. As of December 31, 2025 and December 31, 2024, the Company had recorded “other environmental liabilities” of $7.7 billion ($0.7 billion within other current liabilities and $7.0 billion within other liabilities on 3M’s consolidated balance sheet) and $8.6 billion ($2.0 billion within other current liabilities and $6.6 billion within other liabilities on 3M’s consolidated balance sheet), respectively. The accruals represent the Company’s estimate of the probable loss in connection with the environmental matters and PFAS-related matters and litigation described above. The Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.
As of December 31, 2025, the Company had recorded liabilities of $40 million for estimated non-PFAS related “environmental remediation” costs to clean up, treat, or remove hazardous substances at current or former 3M manufacturing or third-party sites. The Company evaluates available facts with respect to each individual site each quarter and records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

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

During 2025, the Company increased its existing accrual for CAE primarily for interest accretion on the CAE settlement and made related payments. As of December 31, 2025 and December 31, 2024, and the Company had an accrued CAE liability of $2.4 billion ($1.4 billion within other current liabilities and $1.0 billion within other liabilities on 3M’s consolidated balance sheet) and $3.7 billion ($1.3 billion within other current liabilities and $2.4 billion within other liabilities on 3M’s consolidated balance sheet), respectively. The accruals represent the Company’s estimate of the probable loss in connection with the CAE Settlement. The Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.
Insurance Recoveries
The Company is actively engaged in insurance recovery activities to offset a portion of its liabilities, including those described above. For respirator mask/asbestos, CAE, and PFAS-related litigation and liabilities, recovery processes are underway through lawsuits filed in U.S. courts, arbitration proceedings, mediations, and negotiations with insurers. During 2025 and 2024, the Company recorded $392 million and $349 million, respectively, in insurance recovery benefits related to respirator mask/asbestos, CAE, and PFAS-related matters. Insurance recoveries related to CAE litigation are provided to the Qualified Settlement Fund as part of the consideration for the settlement. Various factors could affect the timing and amount of insurance recoveries, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, (iii) the outcome of negotiations with insurers; and (iv) the scope of the insurers’ purported defenses and exclusions to avoid coverage. The Company’s aggregate liabilities are unlikely to be fully covered by applicable insurance, and, to the extent covered, will exceed the applicable limits of such insurance.

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
The following table summarizes the components of operating lease cost:

(Millions)	2025	2024	2023
Operating lease cost	$203	$210	$259
Variable lease cost	105	114	103
Total operating lease cost	$308	$324	$362
Short-term lease cost and income related to sub-lease activity is immaterial for the Company.
Supplemental balance sheet, lease term and discount rate information related to operating leases is as follows:

(Millions unless noted)	Location on face of balance sheet	December 31, 2025	December 31, 2024
Right of use assets	Other assets	$516	$565
Current liability	Other current liabilities	167	163
Noncurrent liability	Other liabilities	363	405

Weighted average remaining lease term (in years)		4.9	5.3
Weighted average discount rate		3.5%	3.5%
As previously noted, the consolidated statements of cash flows include the results of continuing and discontinued operations. Supplemental cash flow information related to operating lease is as follows:

(Millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$200	$212	$260
Right of use assets obtained in exchange for operating lease liabilities	144	196	262
Sale leased-back activity for the periods presented was not material.
Maturities of operating leases as of December 31, 2025 are as follows:

(Millions)
2026	$181
2027	125
2028	83
2029	53
2030	39
After 2030	82
Total expected lease payments	563
Less: Amounts representing interest	(33)
Present value of future minimum lease payments	530
Less: Current obligations	167
Long-term obligations	$363
As of December 31, 2025, the Company has an immaterial amount of additional operating lease commitments that have not yet commenced. These commitments pertain to 3M’s right of use of certain buildings.

Note 19. Stock-Based Compensation
At the May 2021 Annual Meeting, the shareholders approved the Amended and Restated 3M Company 2016 Long-Term Incentive Plan (LTIP), which included an increase of 27 million in the number of shares available for issuance. Awards may be issued in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, and performance units and performance shares. As of December 31, 2025, the remaining shares available for grant under the LTIP are 21 million and there were approximately 6,400 participants with outstanding options, restricted stock, or restricted stock units.
The Company’s annual stock option and restricted stock unit grant is typically made in February to provide a strong and immediate link between the performance of individuals during the preceding year and the size of their annual stock compensation grants. The grant to eligible employees uses the closing stock price on the grant date. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Employees are considered eligible to retire at age 55 and after having completed ten years of service. This retiree-eligible population represents 31 percent of the annual grant stock-based compensation expense; therefore, higher stock-based compensation expense is typically recognized in the first quarter. However, due to the spin-off of Solventum (see Note 2), the 2024 annual grant was made in May, after the April 1, 2024 separation.
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

(Millions)	2025	2024	2023
Cost of sales	$32	$39	$38
Selling, general and administrative expenses	158	185	165
Research, development and related expenses	35	44	38
Stock-based compensation expenses	225	268	241
Income tax benefits	(41)	(31)	(41)
Stock-based compensation expenses (benefits), net of tax	$184	$237	$200
Stock Option Program: The following table summarizes stock option activity:

(Options in thousands)	Number of options	Weighted average exercise price	Weighted average remaining contractual life (months)	Aggregate intrinsic value (millions)
Under option —
As of January 1, 2025	32,523	$150.50
Expired	(91)	167.20
Granted	723	148.87
Exercised	(10,871)	139.29
Forfeited	(41)	143.52
As of December 31, 2025	22,243	155.87	45	$284
Options exercisable
As of December 31, 2025	20,716	$158.35	41	$227
Stock options generally vest over a period from one to three years with the expiration date at ten years from date of grant. As of December 31, 2025, there was $14 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 23 months.

The following table summarizes additional information relative to stock options exercised during the respective years:

(Millions)	2025	2024	2023
Cash received from options exercised	$1,514	$26	$147
Intrinsic value of options exercised	163	3	29
Tax benefit realized related to options exercised	35	1	6
For the primary annual stock option grant, the weighted average fair value at the date of grant was calculated using the Black-Scholes option-pricing model and the assumptions that follow.

	2025	2024	2023
Exercise price	$148.87	$97.15	$116.90
Risk-free interest rate	4.5%	4.4%	3.8%
Dividend yield	3.9%	3.8%	3.3%
Expected volatility	26.1%	24.6%	22.8%
Expected life (months)	91	95	84
Black-Scholes fair value	$33.04	$20.53	$22.22
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
Restricted Stock Units: The following table summarizes restricted stock unit activity:

(Units in thousands)	Number of units	Weighted average grant date fair value
Nonvested balance —
As of January 1, 2025	6,150	$104.83
Vested	(1,193)	127.28
Granted	517	149.12
Forfeited	(347)	103.22
As of December 31, 2025	5,127	104.18
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
As of December 31, 2025, there was $139 million of compensation expense that has yet to be recognized related to non-vested restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 17 months.
The following table summarizes additional information relative to restricted stock units for the respective years:

(Millions, except per-unit amounts)	2025	2024	2023
Weighted-average grant-date fair value of restricted stock units (per unit) that were granted	$149.12	$98.01	$114.71
Intrinsic value of restricted stock units that vested	176	73	81
Tax benefit realized related to restricted stock units that vested	35	14	16
Performance Shares: Instead of restricted stock units, the Company makes annual grants of performance shares to members of its executive management. The 2025 performance criteria for these performance shares (free cash flow and earnings per share) were selected because the Company believes that they are important drivers of long-term stockholder value. The 2025 plan also includes a multiplier based on 3M total shareholder return versus an index. The number of shares of 3M common stock that could actually be distributed at the end of the three-year performance period may be anywhere from 0% to 200% of each performance share granted, depending on the performance of 3M during such performance period. When granted, these performance shares are awarded at 100% of the estimated number of shares at the end of the three-year performance period and are reflected under “granted” in the table below. Non-substantive vesting requires that expense for the performance shares be recognized over one or three years depending on if the employee is retirement eligible. The performance share grants accrue dividends; therefore, the grant date fair value is equal to the closing stock price on the date of grant. Since the rights to dividends are forfeitable, there is no impact on basic earnings per share calculations. Weighted average performance shares whose performance period is complete are included in computation of diluted earnings per share.

The following table summarizes performance share activity:

(Shares in thousands)	Number of shares	Weighted average grant date fair value
Undistributed balance —
As of January 1, 2025	782	$101.99
Vested	(99)	127.42
Granted	325	169.38
Performance change	26	79.53
Forfeited	(122)	114.86
As of December 31, 2025	912	120.88
As of December 31, 2025, there was $50 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 21 months.
The following table summarizes additional information relative to performance shares for the respective years:

(Millions, except per-share amounts)	2025	2024	2023
Weighted average grant date fair value per performance share that were granted	$169.38	$97.82	$110.21
Intrinsic value of performance shares that were distributed	15	9	19
Tax benefit realized related to performance shares that were distributed	4	2	5
General Employees’ Stock Purchase Plan (GESPP): As of December 31, 2025, shareholders have approved 60 million shares for issuance under the Company’s GESPP. Substantially all employees are eligible to participate in the plan. Participants are granted options at 85% of market value at the date of grant. There are no GESPP shares under option at the beginning or end of each year because options are granted on the first business day and exercised on the last business day of the same month.
The following table summarizes additional information relative to GESPP for the respective years:

(Millions, except per-share amounts)	2025	2024	2023
Weighted average fair value per option granted(a)	$22.44	$16.76	$15.77
GESPP options compensation expense	14	12	21
(a)     The fair value of GESPP options was based on the 15% purchase price discount.

Note 20. Business Segments and Geographic Information
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

Transportation and Electronics
•Advanced ceramic solutions
•Attachment/bonding, films, sound and temperature management for vehicles
•Premium large format graphic films for advertising and fleet signage
•Reflective signage for highway, and vehicle safety
•Light management films and electronics assembly solutions
•Aerospace, industrial/commercial solutions
•Chip packaging and interconnection solutions
•Semiconductor production materials
•Solutions for data centers

Consumer
•Cleaning products for the home
•Consumer air quality products
•Picture hanging accessories
•Retail abrasives, paint accessories and safety products
•Stationery and office products
•Automotive appearance products
•Consumer bandages, tapes, braces and supports

Some seasonality impacts this business segment, for example back-to-school and holiday

Business Segment Information

Net sales (millions)	2025	2024	2023
Safety and Industrial	$11,384	$10,961	$10,956
Transportation and Electronics	8,272	8,380	8,501
Consumer	4,920	4,931	5,026
Total reportable business segment net sales	24,576	24,272	24,483
Corporate and Other	372	303	127
Total Company	$24,948	$24,575	$24,610

Significant segment expenses and operating performance (millions)	2025	2024	2023
Safety and Industrial
Cost of sales	$6,172	$5,965	$6,137
Selling, general and administrative expenses	1,858	2,020	2,023
Research, development and related expenses	518	485	472
Safety and Industrial operating income	2,836	2,491	2,324
Transportation and Electronics
Cost of sales	5,270	5,106	5,524
Selling, general, administrative expenses	1,080	1,236	1,207
Research, development and related expenses	486	460	458
Transportation and Electronics operating income	1,436	1,578	1,312
Consumer
Cost of sales	2,941	2,912	3,064
Selling, general and administrative expenses	855	955	933
Research, development and related expenses	128	132	125
Consumer operating income	996	932	904
Total reportable business segment operating income	5,268	5,001	4,540
Corporate and Other
Corporate-level (expense) income	75	(114)	(485)
Corporate special items:
Net costs for significant litigation	(483)	(45)	(14,785)
Divestiture costs	—	(20)	(13)
Gain (loss) on business divestitures	(162)	—	36
Russia exit (charges) benefits	—	—	18
Transformation costs	(69)	—	—
Total Corporate and Other	(639)	(179)	(15,229)
Total Company operating income	4,629	4,822	(10,689)
Other expense/(income), net	416	3	582
Income from continuing operations before income taxes	$4,213	$4,819	$(11,271)

Depreciation and amortization (millions)	2025	2024	2023
Safety and Industrial	$569	$556	$530
Transportation and Electronics	572	458	537
Consumer	155	157	160
Corporate and Other	12	53	206
Total continuing operations	$1,308	$1,224	$1,433

Capital expenditures (millions)	2025	2024	2023
Safety and Industrial	$347	$373	$285
Transportation and Electronics	300	468	723
Consumer	61	80	105
Corporate and Other	202	183	275
Total continuing operations	$910	$1,104	$1,388

Assets (millions)	December 31, 2025	December 31, 2024	December 31, 2023
Business segment assets:
Inventories
Safety and Industrial	$1,636	$1,509	$1,592
Transportation and Electronics	1,093	1,269	1,459
Consumer	694	719	699
Total business segment assets	3,423	3,497	3,750
All other current assets	12,964	12,387
Total non-current assets	21,346	23,984
Total assets	$37,733	$39,868
Beginning in 2025, "business segment assets" represent inventories, based on the extent of business segment information regularly provided to 3M's CODM. This impact is reflected in the table above for all periods presented.
Business segment depreciation reflected above is based on the underlying usage of assets and allocated depreciation.
Corporate and Other: Outside of 3M's reportable segments, 3M has Corporate and Other which is not a reportable business segment as it does not meet the segment reporting criteria. Because Corporate and Other includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.
Corporate and Other operating income (loss) includes:
•Corporate-level (expense) income includes:
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
•Corporate special items include, for the periods presented:
◦net costs for significant litigation impacting operating income (loss) associated with PFAS-related other environmental and Combat Arms Earplugs matters,
◦gain (loss) on business divestitures (see Note 4),
◦divestiture costs (related to separating and divesting substantially an entire business segment of 3M following public announcement of its intended divestiture) that were not eligible to be part of discontinued operations, and
◦transformation program restructuring (see Note 6) and related charges.
Geographic Information: Geographic area information is used by the Company as a secondary performance measure to manage its businesses. Export sales and certain income and expense items are generally reported within the geographic area where the final sales to 3M customers are made. Refer to Note 3 for geographic net sales.

Net PP&E by geographic area (millions)	December 31, 2025	December 31, 2024
Americas	$5,123	$5,284
Asia Pacific	1,010	1,053
Europe, Middle East and Africa	968	1,051
Total Company	$7,101	$7,388

Net PP&E by particular country (millions)	December 31, 2025	December 31, 2024
United States	$4,769	$4,966
China/Hong Kong	392	407

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
b.The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective. The Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.
c.There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
Insider Trading Arrangements and Policies
During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Disclosure Under Iran Threat Reduction and Syria Human Rights Act of 2012
The Company is making the following disclosure under Section 13(r) of the Exchange Act:
Protection of Intellectual Property Rights in Iran Pursuant to Specific License
As part of its intellectual property (“IP”) protection efforts, 3M has obtained and maintains patents and trademarks in Iran. Periodically, 3M pays renewal fees, through third-party IP service providers/counsel, to the Iran Intellectual Property Office (“IIPO”) for these patents and trademarks and has sought to prosecute and defend such trademarks. On August 18, 2025, the Office of Foreign Assets Control (“OFAC”) granted 3M a specific license to make payments to IIPO at its account at the Central Bank of Iran, which was designated on September 20, 2019, by OFAC under its counter terrorism authority pursuant to Executive Order 13224. 3M made a covered payment of $1,575 in the quarter ended December 31, 2025. 3M did not have any other covered payments during 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

PART III
Documents Incorporated by Reference
In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2025) for its annual meeting to be held on May 12, 2026, are incorporated by reference in this Form 10-K.
Item 10. Directors, Executive Officers and Corporate Governance
The information relating to directors and nominees of 3M is set forth under the caption “Proposal No. 1” in 3M’s proxy statement for its annual meeting of stockholders to be held on May 12, 2026 (“3M Proxy Statement”) and is incorporated by reference herein. Information about executive officers is included in Item 1 of this Annual Report on Form 10-K. The information required by Items 405, 407(c)(3), 407(d)(4), 407(d)(5) and 408(b) of Regulation S-K is contained under the captions “Corporate governance at 3M — Board membership criteria — Identification, evaluation, and selection of nominees,” “—Shareholder nominations – shareholder recommendations,” “—Shareholder nominations – advance notice bylaw,” “—Shareholder nominations – universal proxy rules,” “—Shareholder nominations – proxy access,” “Corporate governance at 3M — Board committees – Audit Committee” and "Corporate governance at 3M — — Board membership criteria — Securities trading policies" of the 3M Proxy Statement and such information is incorporated by reference herein.
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
Equity compensation plans information as of December 31, 2025 follows:

Equity Compensation Plans Information (1)	A	B	C
Plan category (options and shares in thousands)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders
Stock options	22,243	$155.87	—
Restricted stock units	5,127		—
Performance shares	912		—
Non-employee director deferred stock units	224		—
Total	28,506		20,869
Employee stock purchase plan	—		17,610
Subtotal	28,506		38,479
Total	28,506		38,479
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

(10.5)*
Form of Deferred Stock Unit Award Agreement for deferred stock units granted on or after January 1, 2019 to Non-Employee Directors under the 3M Company 2016 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2018.

(10.6)*	Amended and Restated 3M VIP Excess Plan, as amended and restated effective April 1, 2024, is incorporated by reference from our Form 10-Q for the quarter ended March 31, 2024.
(10.7)*	Amended and Restated 3M Deferred Compensation Excess Plan, as amended and restated effective December 1, 2021, is incorporated by reference from our Form 10-K for the year ended December 31, 2021.
(10.8)*	3M Performance Awards Deferred Compensation Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.

(10.9)*	3M Annual Incentive Plan, as amended through May 8, 2023, is incorporated by referenced from our Form 10-K for the year ended December 31, 2023.
(10.10)*	3M Executive Severance Plan, as amended through August 9, 2023, is incorporated by referenced from our Form 10-K for the year ended December 31, 2023.
(10.11)*	Amendment and Restatement of 3M Compensation Plan for Non-Employee Directors as of January 1, 2019, is incorporated by reference from our Form 10-K for the year ended December 31, 2018.
(10.12)*	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2017.
(10.13)*	Amended and Restated 3M Nonqualified Pension Plan I is incorporated by reference from our Form 10-Q for the quarter ended March 31, 2024.
(10.14)*	Amended and Restated 3M Nonqualified Pension Plan II is incorporated by reference from our Form 10-Q for the quarter ended March 31, 2024.
(10.15)*	Amended and Restated 3M Nonqualified Pension Plan III is incorporated by reference from our Form 10-Q for the quarter ended March 31, 2024.
(10.16)
Registration Rights Agreement as of August 4, 2009, between 3M Company and State Street Bank and Trust Company as Independent Fiduciary of the 3M Employee Retirement Income Plan, is incorporated by reference from our Form 8-K dated August 5, 2009.

(10.17)*
Form of Performance Share Award Agreement for performance share awards granted under the 3M Company 2016 Long-Term Incentive Plan on or after February 6, 2023 is incorporated by reference from our Form 10-K for the year ended December 31, 2022.

(10.18)*
Form of Stock Option Award Agreement for stock options granted under the 3M Company 2016 Long-Term Incentive Plan on or after February 6, 2023 is incorporated by reference from our Form 10-K for the year ended December 31, 2022.

(10.19)*
Form of Restricted Stock Unit Award Agreement for restricted stock unit awards granted under the 3M Company 2016 Long-Term Incentive Plan on or after February 6, 2023 is incorporated by reference from our Form 10-K for the year ended December 31, 2022.

(10.20)*	Offer Letter of Employment of William Brown, dated March 8, 2024 is incorporated by reference from our Form 10-Q for the quarter ended June 30, 2024.
(10.21)*	Offer letter of Employment of Anurag Maheshwari, dated July 26, 2024 is incorporated by reference from our Form 8-K dated August 1, 2024.
(10.22)	Five-Year Credit Agreement dated as of May 11, 2023, is incorporated by reference from our Form 8-K dated May 11, 2023.
(10.23)	Amendment No. 1, dated July 7, 2023, to the Five-Year Credit Agreement dated as of May 11, 2023, is incorporated by reference from our Form 8-K dated July 10, 2023.
(10.24)	Amendment No. 2, dated September 18, 2023, to the Five-Year Credit Agreement dated as of May 11, 2023, is incorporated by reference from our Form 8-K dated September 18, 2023.
(10.25)	Settlement Agreement (and exhibits), dated as of June 22, 2023, of 3M Company is incorporated by reference from our Form 8-K dated June 22, 2023.
(10.26)	Settlement Agreements, dated as of August 29, 2023, of 3M Company is incorporated by reference from our Form 8-K dated August 29, 2023.
(10.27)	Amendment, dated January 26, 2024, to Combat Arms Settlement Agreement dated August 29, 2023, is incorporated by reference from our Form 8-K dated January 29, 2024.
(10.28)*	Aircraft Time Sharing Agreement, dated as of March 7, 2024, of 3M Company is incorporated by reference from our Form 10-Q for the quarter ended March 31, 2024.
(10.29)	Transition Services Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation, is incorporated by reference from our Form 8-K dated April 4, 2024.+
(10.30)	Employee Matters Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation, is incorporated by reference from our Form 8-K dated April 4, 2024.+

(10.31)	Transition Distribution Services Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation, is incorporated by reference from our Form 8-K dated April 4, 2024.+^
(10.32)	Transition Contract Manufacturing Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation, is incorporated by reference from our Form 8-K dated April 4, 2024.+
(10.33)	Stockholder’s and Registration Rights Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation, is incorporated by reference from our Form 8-K dated April 4, 2024.+
(10.34)	Intellectual Property Cross License Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation, is incorporated by reference from our Form 8-K dated April 4, 2024.+
(10.35)	Master Supply Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation, is incorporated by reference from our Form 8-K dated April 4, 2024.+
(10.36)	Reverse Master Supply Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation, is incorporated by reference from our Form 8-K dated April 4, 2024.+
(10.37)*
Form of Performance Share Award Agreement for performance share awards granted under the 3M Company 2016 Long-Term Incentive Plan on or after January 16, 2025 is incorporated by reference from our Form 10-K for the year ended December 31, 2024.

(10.38)*	Form of Restricted Stock Unit Award Agreement for restricted stock unit awards granted under the 3M Company 2016 Long-Term Incentive Plan on or after February 2, 2026 is filed herewith.
Filed herewith, in addition to items, if any, specifically identified above:

(19)	3M Company Insider Trading Policies and Procedures
(21)	Subsidiaries of the Registrant.
(23)	Consent of independent registered public accounting firm.
(24)	Power of attorney.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(95)	Mine Safety Disclosures.
(97)	Recoupment Policy, as adopted on May 9, 2023, is incorporated by reference from our Form 10-K for the year-end December 31, 2024.
(101.INS)	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE) (104)	Inline XBRL Taxonomy Extension Presentation Linkbase Document Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Anurag Maheshwari,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
February 3, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 3, 2026.

Signature	Title
/s/ William M. Brown	Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Director)
/s/ Theresa E. Reinseth	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
David P. Bozeman	Director
Thomas K. Brown	Director
Audrey Choi	Director
Anne H. Chow	Director
David B. Dillon	Director
James R. Fitterling	Director
Suzan Kereere	Director
Pedro J. Pizarro	Director
Thomas W. Sweet	Director
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