Form 10-Q
period 2026-03-31
3M CO
filed 2026-04-21
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2026
Common Stock, $0.01 par value per share	521,567,261 shares

3M COMPANY
Form 10-Q for the Quarterly Period Ended March 31, 2026

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended March 31, 2026
PART I. Financial Information
Item 1. Financial Statements
3M Company and Subsidiaries
Consolidated Statement of Income
(Unaudited)

	Three months ended March 31,
(Millions, except per share amounts)	2026	2025
Net sales	$6,030	$5,954

Operating expenses
Cost of sales	3,574	3,478
Selling, general and administrative expenses	744	945
Research, development and related expenses	308	285
Loss on business divestitures	7	—
Total operating expenses	4,633	4,708
Operating income	1,397	1,246

Other expense (income), net	519	(139)

Income before income taxes	878	1,385
Provision for income taxes	221	265
Income of consolidated group	657	1,120

Income from unconsolidated subsidiaries, net of taxes	2	2
Net income including noncontrolling interest	659	1,122

Less: net income attributable to noncontrolling interest	6	6
Net income attributable to 3M	$653	$1,116

Earnings per share attributable to 3M common shareholders:
Weighted average 3M common shares outstanding — basic	529.1	543.8
Earnings per share — basic	$1.23	$2.05

Weighted average 3M common shares outstanding — diluted	532.8	547.7
Earnings per share — diluted	$1.23	$2.04
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three months ended March 31,
(Millions)	2026	2025
Net income including noncontrolling interest	$659	$1,122
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(95)	171
Defined benefit pension and postretirement plans adjustment	47	58
Cash flow hedging instruments	15	(29)
Total other comprehensive income (loss), net of tax	(33)	200
Comprehensive income including noncontrolling interest	626	1,322
Comprehensive (income) attributable to noncontrolling interest	(3)	(6)
Comprehensive income attributable to 3M	$623	$1,316
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

(Dollars in millions, except per share amount)	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$3,729	$5,235
Marketable securities	420	698
Accounts receivable — net of allowances of $45 and $61	3,754	3,533
Inventories	3,690	3,661
Prepaids	407	391
Assets held for sale	49	46
Other current assets	2,344	2,823
Total current assets	14,393	16,387
Property, plant and equipment — net	6,960	7,101
Goodwill	6,384	6,419
Intangible assets — net	1,078	1,103
Other assets	6,621	6,723
Total assets	$35,436	$37,733
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,650	$1,670
Accounts payable	2,786	2,702
Accrued payroll	420	718
Liabilities held for sale	56	55
Other current liabilities	4,120	4,450
Total current liabilities	9,032	9,595
Long-term debt	10,906	10,932
Pension and postretirement benefits	1,586	1,631
Other liabilities	10,601	10,828
Total liabilities	32,125	32,986
Commitments and contingencies (Note 15)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 per share; 944,033,056 shares issued	9	9
Shares outstanding - March 31, 2026: 521,567,261; December 31, 2025: 530,279,131
Additional paid-in capital	7,500	7,440
Retained earnings	38,162	38,258
Treasury stock, at cost	(37,309)	(35,936)
Shares at March 31, 2026: 422,465,795; December 31, 2025: 413,753,925
Accumulated other comprehensive income (loss)	(5,099)	(5,069)
Total 3M Company shareholders’ equity	3,263	4,702
Noncontrolling interest	48	45
Total equity	3,311	4,747
Total liabilities and equity	$35,436	$37,733
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

	Three months ended March 31,
(Millions)	2026	2025
Cash flows from operating activities
Net income including noncontrolling interest	$659	$1,122
Adjustments to reconcile net income including noncontrolling interest to net cash provided by (used in) operating activities
Depreciation and amortization	326	290
Company pension and postretirement contributions	(38)	(23)
Company pension and postretirement expense	37	69
Stock-based compensation expense	80	85
Loss on business divestitures	7	—
Deferred income taxes	75	150
Changes in assets and liabilities
Accounts receivable	(248)	(259)
Inventories	(51)	(125)
Accounts payable	120	134
Other — net	(393)	(1,522)
Net cash provided by (used in) operating activities	574	(79)

Cash flows from investing activities
Purchases of property, plant and equipment (PP&E)	(225)	(236)
Proceeds from sale of PP&E and other assets	2	18
Purchases of marketable securities and investments	(155)	(156)
Proceeds from maturities and sale of marketable securities and investments	436	1,597
Other — net	2	(3)
Net cash provided by (used in) investing activities	60	1,220

Cash flows from financing activities
Repayment of debt (maturities greater than 90 days)	—	(750)
Proceeds from debt (maturities greater than 90 days)	—	1,099
Purchases of treasury stock	(1,999)	(1,274)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	302	905
Dividends paid to shareholders	(412)	(396)
Other — net	(15)	(6)
Net cash provided by (used in) financing activities	(2,124)	(422)

Effect of exchange rate changes on cash and cash equivalents	(13)	7

Net increase (decrease) in cash and cash equivalents, including cash classified within assets held for sale	(1,503)	726
Less: net increase (decrease) in cash classified within assets held for sale	3	—
Net increase (decrease) in cash and cash equivalents	(1,506)	726
Cash and cash equivalents at beginning of year	5,235	5,600
Cash and cash equivalents at end of period	$3,729	$6,326
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Significant Accounting Policies
Basis of Presentation: The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its 2025 Annual Report on Form 10-K.
Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to current period presentation. In addition, effective in the first quarter of 2026, the Company made changes to the measure of segment operating performance and segment composition used by its chief operating decision maker ("CODM").These changes impacted the disclosed measure of segment profit and other segment-related amounts as further described in Note 16. 3M's disclosed disaggregated revenue was also updated as a result of these changes (see Note 2). Information provided herein reflects the impact of these changes for all periods presented.
New Accounting Pronouncements: Refer to Note 1 to the Consolidated Financial Statements in 3M's 2025 Annual Report on Form 10-K for a discussion of applicable standards issued and not yet adopted by 3M.
Note 2. Revenue
Disaggregated Revenue Information: The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three months ended March 31,
Net sales (millions)	2026	2025
Abrasives	$349	$317
Automotive Aftermarket	304	290
Electrical Markets	356	325
Industrial Adhesives and Tapes	604	543
Industrial Specialties Division	286	288
Personal Safety	912	850
Roofing Granules	119	132
Total Safety and Industrial Business segment	2,930	2,745

Advanced Materials	147	143
Automotive and Aerospace	484	475
Commercial Branding and Transportation	640	616
Electronics	577	582
Total Transportation and Electronics Business segment	1,848	1,816

Consumer Safety and Well-Being	278	274
Home and Auto Care	328	299
Home Improvement	311	326
Packaging and Expression	214	225
Total Consumer Business segment	1,131	1,124

Corporate	121	269
Total Company	$6,030	$5,954

	Three months ended March 31,
Net sales by geographic area (millions)	2026	2025
Americas	$3,153	$3,207
Asia Pacific	1,783	1,722
Europe, Middle East and Africa	1,094	1,025
Worldwide	$6,030	$5,954

	Three months ended March 31,
Net sales by particular country (millions)	2026	2025
United States	$2,500	$2,586
China/Hong Kong	778	716
Note 3. Acquisitions and Divestitures
Refer to Note 4 to the Consolidated Financial Statements in 3M's 2025 Annual Report on Form 10-K for more information on relevant pre-2026 acquisitions and divestitures.
Announced Acquisitions:
In March 2026, 3M, in partnership with Bain Capital ("Bain"), entered into an agreement to acquire Madison Fire & Rescue ("Madison") for $1.95 billion, subject to closing and other adjustments. Madison offers a portfolio of rescue technology and fire-suppression products. Under related agreements, 3M and Bain will establish a venture to which 3M will contribute its self-contained breathing apparatus business ("SCBA") and Bain will contribute cash. The venture will utilize the contribution and purchase Madison, while taking on leverage. 3M expects to consolidate the venture, of which 3M will own 50.1% and Bain will own 49.9%. On a consolidated basis, 3M anticipates net proceeds of approximately $0.7 billion upon closing of the transactions, reflecting financing and Bain's contribution, net of amounts used to acquire Madison. The transactions are expected to close in the second half of 2026, subject to customary closing conditions, including regulatory approval. Madison will be combined with SCBA within 3M's Safety and Industrial segment.
Divestitures:
In April 2026, 3M completed the sale of its precision grinding and finishing business, formerly within the Safety and Industrial business. This business was classified as held for sale in the third quarter of 2025. In 2025, 3M recorded a pre-tax charge of $159 million for the excess of its carrying value over its selling price less cost to sell and recorded an immaterial amount in 2026 to reflect subsequent changes. Selling price did not involve proceeds, but a balance of cash, subject to closing and other adjustments, was left in the transferring business. This charge and related changes were reported within Corporate and reflected in loss on business divestitures on the consolidated statement of income. The business has annual sales of approximately $130 million and its operating income, excluding the charge reflected in Corporate, was not material.
The below summarizes the carrying amounts of the major classes of assets and liabilities classified as held for sale in the consolidated balance sheet:

(Millions)	March 31, 2026	December 31, 2025
Assets held for sale
Cash and cash equivalents	$49	$46
Inventories	26	27
Property, plant and equipment — net	102	96
Other assets	18	18
Valuation allowance on assets held for sale	(146)	(141)
Total assets held for sale	$49	$46
Liabilities held for sale
Pension and postretirement benefits	$(21)	$(23)
Other liabilities	(15)	(14)
Valuation allowance on liabilities held for sale	(20)	(18)
Total liabilities held for sale	$(56)	$(55)
Note 4. Goodwill and Intangible Assets
Goodwill: The change in the carrying amount of goodwill by business segment was as follows:

(Millions)	Safety and Industrial	Transportation and Electronics	Consumer	Corporate	Total Company
Balance as of December 31, 2025	$4,571	$1,525	$265	$58	$6,419
Translation and other(a)	(24)	(8)	(3)	—	(35)
Balance as of March 31, 2026	$4,547	$1,517	$262	$58	$6,384
(a)     The amounts in the “Translation and other” primarily relate to changes in foreign currency exchange rates.
As of March 31, 2026, the Company's accumulated goodwill impairment loss is $0.3 billion.

Acquired Intangible Assets: The carrying amount and accumulated amortization of the Company's acquired finite-lived intangible assets and the balances of non-amortizable intangible assets are presented below:

	March 31, 2026			December 31, 2025
(Millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets
Customer related	$1,230	$(932)		$1,239	$(925)
Patents and technology	571	(546)		573	(544)
Definite-lived tradenames	482	(324)		482	(318)
Other	47	(29)		47	(30)
Total	$2,330	$(1,831)	$499	$2,341	$(1,817)	$524
Indefinite lived intangible assets(b)			579			579
Total intangible assets			$1,078			$1,103
(b)    Indefinite lived intangible assets primarily consists of certain tradenames acquired by 3M that are not amortized because they have existed for over 60 years, maintain leading-market share positions, are continuously renewed, and are associated with products expected to generate cash flows for 3M for an indefinite period.
Amortization expense follows:

	Three months ended March 31,
(Millions)	2026	2025
Amortization expense	$25	$26
Expected amortization expense for acquired amortizable intangible assets recorded as of March 31, 2026 follows:

(Millions)	Remainder of 2026	2027	2028	2029	2030	2031	After 2031
Amortization expense	$73	$85	$59	$57	$57	$57	$111
Note 5. Restructuring Actions
Transformation Costs: In the third quarter of 2025, 3M began a transformation program intended as a structural redesign of longer-term manufacturing, distribution, and business process services and locations. During 2025, management approved and committed to initial restructuring actions resulting in a pre-tax charge of $51 million ($35 million in employee-related charges and $16 million in asset-related and other charges). In the first quarter of 2026, management approved and committed to additional actions resulting in a pre-tax charge of $44 million, primarily employee related. Charges related to this initiative are reflected in Corporate (see Note 16) and primarily impacted selling, general and administrative expenses and cost of sales. The accrued restructuring liability was $25 million as of December 31, 2025. During 2026, 3M made related payments resulting in an accrued restructuring balance of $45 million as of March 31, 2026. Additional actions are expected and are subject to management's future approval and commitment.
Note 6. Supplemental Income Statement Information
Other expense (income), net consists of the following:

	Three months ended March 31,
(Millions)	2026	2025
Interest expense(a)	$214	$255
Interest income	(49)	(79)
Pension and postretirement net periodic benefit cost (benefit)(b)	(2)	28
Solventum ownership - change in value(c)	356	(343)
Total	$519	$(139)
(a)     Interest expense includes $106 million and $110 million in the three months ended March 31, 2026 and 2025, respectively, related to outstanding debt. Interest expense in the table above also includes imputed interest associated with the obligations resulting from the PWS Settlement, New Jersey Settlement, and CAE Settlement (all discussed in Note 15).
(b)     Pension and postretirement net periodic benefit income described in the table above includes all components of defined benefit plan net periodic benefit cost (benefit) except service cost, which is reported in various operating expense lines. Refer to Note 12 for additional details on the components of pension and postretirement net periodic benefit cost (benefit).
(c)     Solventum ownership - change in value relates to the change in value of 3M's retained ownership interest in common stock of Solventum Corporation, an independent public company ("Solventum"), in connection with 3M's spin-off its former health care business completed in April 2024 ("Solventum Spin-off"). As of March 31, 2026 and December 31, 2025 the balance of unrealized gain on this investment was $1.1 billion and $1.5 billion, respectively.

Note 7. Supplemental Balance Sheet Information
Inventories

(Millions)	March 31, 2026	December 31, 2025
Finished goods	$1,738	$1,744
Work in process	1,130	1,126
Raw materials and supplies	822	791
Total inventories	$3,690	$3,661
Property, Plant & Equipment

(Millions)	March 31, 2026	December 31, 2025
Property, plant and equipment	$23,911	$23,922
Less: accumulated depreciation	(16,951)	(16,821)
Property, plant and equipment — net	$6,960	$7,101
Operating Leases

(Millions)	Location on face of balance sheet	March 31, 2026	December 31, 2025
Right of use assets	Other assets	$558	$516
Current liability	Other current liabilities	172	167
Noncurrent liability	Other liabilities	400	363
Supplier Finance Program Obligations
Under supplier finance programs, 3M agrees to pay participating banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices, generally within 90 days of the invoice date. 3M or the banks may terminate the agreements with advance notice. Separately, the banks may have arrangements with the suppliers that provide them the option to request early payment from the banks for invoices confirmed by 3M. 3M's outstanding balances of confirmed invoices in the programs as of March 31, 2026 and December 31, 2025 were each approximately $0.3 billion. These amounts are included within accounts payable on 3M's consolidated balance sheet.
Note 8. Supplemental Equity and Comprehensive Income Information
Common stock ($.01 par value per share) of 3 billion shares is authorized. Preferred stock, without par value, of 10 million shares is authorized but unissued.
Cash dividends declared and paid totaled $0.78 and $0.73 per share for the first quarter of 2026 and 2025, respectively.
The table below presents the consolidated changes in equity for three months ended March 31, 2026 and 2025:

		3M Company Shareholders				Non-controlling interest
(Millions)	Total	Common stock and additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)
Balance at December 31, 2025	$4,747	$7,449	$38,258	$(35,936)	$(5,069)	$45
Net income	659		653			6
Other comprehensive income (loss), net of tax	(33)				(30)	(3)
Dividends declared	(412)		(412)
Stock-based compensation	60	60
Reacquired stock	(2,012)			(2,012)
Issuances pursuant to stock option and benefit plans	302		(337)	639
Balance at March 31, 2026	$3,311	$7,509	$38,162	$(37,309)	$(5,099)	$48

Balance at December 31, 2024	$3,894	$7,238	$36,797	$(34,462)	$(5,731)	$52
Net income	1,122		1,116			6
Other comprehensive income (loss), net of tax	200				200	—
Dividends declared	(396)		(396)
Purchase of non-controlling interest	1					1
Stock-based compensation	72	72
Reacquired stock	(1,275)			(1,275)
Issuances pursuant to stock option and benefit plans	905		(85)	990
Balance at March 31, 2025	$4,523	$7,310	$37,432	$(34,747)	$(5,531)	$59

The table below presents the changes in accumulated other comprehensive income (loss) attributable to 3M ("AOCI"), including the reclassifications out of AOCI by component:

(Millions)	Cumulative translation adjustment	Defined benefit pension and postretirement plans adjustment	Cash flow hedging instruments, unrealized gain (loss)(a)	Total accumulated other comprehensive income (loss)
Balance at December 31, 2025, net of tax:	$(2,520)	$(2,451)	$(98)	$(5,069)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(67)	—	13	(54)
Amounts reclassified out	—	63	8	71
Total other comprehensive income (loss), before tax	(67)	63	21	17
Tax effect(b)	(25)	(16)	(6)	(47)
Total other comprehensive income (loss), net of tax	(92)	47	15	(30)
Balance at March 31, 2026, net of tax:	$(2,612)	$(2,404)	$(83)	$(5,099)

Balance at December 31, 2024, net of tax:	$(2,953)	$(2,763)	$(15)	$(5,731)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	149	—	(14)	135
Amounts reclassified out	—	76	(23)	53
Total other comprehensive income (loss), before tax	149	76	(37)	188
Tax effect(b)	22	(18)	8	12
Total other comprehensive income (loss), net of tax	171	58	(29)	200
Balance at March 31, 2025, net of tax:	$(2,782)	$(2,705)	$(44)	$(5,531)
(a)    Based on exchange rates as of March 31, 2026, 3M expects to reclassify an immaterial amount of after-tax net unrealized loss over the next 12 months (with the impact offset by earnings/losses from underlying hedged items) of the total after-tax net unrealized balance.
(b)     Includes tax expense (benefit) reclassified out of AOCI related to the following:

	Three months ended March 31,
(Millions)	2026	2025
Defined benefit pension and postretirement plans adjustment	$(16)	$(18)
Cash flow hedging instruments	(2)	5
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
•Cash flow hedging instruments, realized gain (loss): amounts from foreign currency forward/option contacts were reclassified into cost of sales, while amounts from interest rate contracts were reclassified into interest expense (see Note 13).
•The tax effects, if applicable, associated with these reclassifications were reflected in provision for income taxes.
Note 9. Income Taxes
The effective tax rates were as follows:

	Three months ended March 31,
(Percent of pre-tax income)	2026	2025
Effective tax rate	25.2%	19.1%
The primary factors that increased the Company's effective tax rate for the three months ended March 31, 2026, compared to the same period in 2025, were the tax impacts of 3M's retained ownership interest in Solventum, partially offset by increased tax benefits from stock-based compensation.
Net deferred tax assets (net of valuation allowance and deferred tax liabilities) are included as components of other assets and other liabilities within the Consolidated Balance Sheet. This net balance was comprised of the following:

(Millions)	March 31, 2026	December 31, 2025
Deferred tax asset (net of valuation allowance)	$3,707	$3,826
Deferred tax liability	409	418
Net deferred tax assets	$3,298	$3,408

Note 10. Earnings Per Share
The computations for basic and diluted earnings per share follow:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2026	2025
Numerator:
Net income attributable to 3M	$653	$1,116

Denominator:
Weighted average 3M common shares outstanding – basic	529.1	543.8
Dilution associated with stock-based compensation plans	3.7	3.9
Weighted average 3M common shares outstanding – diluted	532.8	547.7

Earnings per share attributable to 3M common shareholders:
Earnings per share — basic	$1.23	$2.05
Earnings per share — diluted	$1.23	$2.04
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

	Three months ended March 31,
(Millions)	2026	2025
Weighted average number of antidilutive shares	7.1	14.6
Note 11. Long-Term Debt and Short-Term Borrowings
2025 issuances, maturities, and extinguishments of short- and long-term debt are described in Note 12 to the Consolidated Financial Statements in 3M's 2025 Annual Report on Form 10-K.
Changes in future maturities of long-term debt since December 31, 2025 were not material. The Company had no commercial paper outstanding at March 31, 2026 and December 31, 2025.
In March 2026, 3M entered into a $1.45 billion unsecured term loan facility with a variable rate which was undrawn as of March 31, 2026. The facility was established to provide financing flexibility in connection with the Madison acquisition and venture formation described in Note 3 and has a 364-day term from that transaction's closing date.
Note 12. Pension and Postretirement Benefit Plans
The service cost component of defined benefit net periodic benefit cost is recorded in cost of sales; selling, general and administrative expenses; and research, development and related expenses. The other components of net periodic benefit cost are reflected in other expense (income), net. Components of net periodic benefit cost and other supplemental information for the three months ended March 31, 2026 and 2025 follow:

	Three months ended March 31,
	Qualified and non-qualified pension benefits				Postretirement benefits
	United States		International
Net periodic benefit cost (benefit) (millions)	2026	2025	2026	2025	2026	2025
Operating expense
Service cost	$24	$26	$11	$11	$4	$4
Non-operating expense
Interest cost	100	108	50	46	16	19
Expected return on plan assets	(144)	(142)	(73)	(65)	(14)	(14)
Amortization of prior service benefit	—	—	—	1	(7)	(1)
Amortization of net actuarial loss	64	69	2	2	4	5
Total non-operating expense (benefit)	20	35	(21)	(16)	(1)	9
Total net periodic benefit cost (benefit)	$44	$61	$(10)	$(5)	$3	$13
For the three months ended March 31, 2026, contributions totaling $35 million were made to the Company’s U.S. and international pension plans and $3 million to its postretirement plans. Future contributions will depend on market conditions, interest rates, and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

Note 13. Derivatives
The Company uses ~~i~~nterest rate swaps, cross-currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate and interest rate fluctuations. Note 15 to the Consolidated Financial Statements in 3M's 2025 Annual Report on Form 10-K explains the types of derivatives and financial instruments used by 3M, how and why 3M uses such instruments, and how such instruments are accounted for. It also contains information regarding previously initiated contracts or instruments.
Additional information with respect to derivatives is included elsewhere as follows:
•Impact on other comprehensive income of non-derivative hedging and derivative instruments is included in Note 8.
•Fair value of derivative instruments is included in Note 14.
•Derivatives and/or hedging instruments associated with the Company’s long-term debt are described in Note 15 to the Consolidated Financial Statements in 3M's 2025 Annual Report on Form 10-K.
Refer to the section below titled Location on Statement of Income and Impact of Cash Flow Derivative Instruments and Derivatives Not Designated as Hedging Instruments for details on the location within the consolidated statements of income for amounts of gains and losses related to derivative instruments both designated and not designated as hedging instruments. Additional information relative to cash flow hedges, net investment hedges and derivatives not designated as hedging instruments is included below as applicable.
Cash Flow Hedges: For the periods presented, the amounts of pre-tax gain (loss) recognized in other comprehensive income (loss) related to derivative instruments designated as cash flow hedges were immaterial.
Net Investment Hedges: The gross notional amount of foreign exchange forward/option contracts and cross-currency swaps designated in net investment hedges is included in the totals within the "Location, Fair Value, and Gross Notional Amounts of Derivative Instruments" table further below. In addition, at March 31, 2026, 3M had a principal amount of long-term debt instruments designated in net investment hedges totaling €1.8 billion.
During the first quarter of 2026, 3M entered into foreign currency forward contracts and collared foreign currency forward contracts with a gross notional value at inception of $4.1 billion designated as hedges of portions of its net investment in international subsidiaries
The amount of gain (loss) excluded from effectiveness testing and recognized in income for instruments designated in net investment hedge relationships was immaterial for the three months ended March 31, 2026 and 2025. The amounts of pre-tax gain (loss) recognized in other comprehensive income (loss) related to derivative and non-derivative instruments designated as net investment hedges are as follows.

	Pretax gain (loss) recognized as cumulative translation within other comprehensive income (loss)
	Three months ended March 31,
(Millions)	2026	2025
Foreign currency denominated debt	$49	$(72)
Foreign currency forward/option contracts and cross-currency swaps	47	(43)
Total	$96	$(115)
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
Location on Statement of Income and Impact of Cash Flow Derivative Instruments and Derivatives Not Designated as Hedging Instruments: For the periods presented, pre-tax amounts recognized in respective income statement line items were not significant related to derivative instruments in cash flow hedging relationships or regarding derivatives not designated as hedging instruments. Amounts are reflected in costs of sales and other expense (income), net.

Location, Fair Value, and Gross Notional Amounts of Derivative Instruments: The following table summarizes the fair value of 3M’s derivative instruments, excluding non-derivative instruments used as hedging instruments, and their location in the consolidated balance sheet. Notional amounts below are presented at period end foreign exchange rates, except for certain interest rate swaps and foreign currency forward/option contracts, which are presented using the foreign exchange rate at inception.

	Gross notional Amount		Assets			Liabilities
(Millions)			Location	Fair value amount		Location	Fair value amount
	March 31, 2026	December 31, 2025		March 31, 2026	December 31, 2025		March 31, 2026	December 31, 2025
Derivatives designated as hedging instruments
Foreign currency forward/option contracts and cross-currency swaps	$3,438	$1,842	Other current assets	$49	$23	Other current liabilities	$36	$35
Foreign currency forward/option contracts and cross-currency swaps	11,152	8,194	Other assets	169	161	Other liabilities	244	289
Total derivatives designated as hedging instruments				218	184		280	324
Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	2,603	2,188	Other current assets	14	8	Other current liabilities	17	6
Total derivative instruments				$232	$192		$297	$330
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
Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities		Net Amount of Derivative Assets
(Millions)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Derivatives subject to master netting agreements	$232	$192	$190	$175	$42	$17
Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

(Millions)	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet		Gross Amount of Eligible Offsetting Recognized Derivative Assets		Net Amount of Derivative Liabilities
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Derivatives subject to master netting agreements	$297	$330	$190	$175	$107	$155
Currency Effects: 3M estimates that year-on-year foreign currency transaction effects, impacted pre-tax income (loss) approximately as follows. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

	Three months ended March 31,
(Millions)	2026	2025
Year-on-year change in pre-tax income (loss) from foreign currency transactions	$(26)	$5

Note 14. Fair Value Measurements and Marketable Securities
3M follows ASC 820, Fair Value Measurements and Disclosures, with respect to assets and liabilities that are measured at fair value on a recurring basis and nonrecurring basis. Refer to Note 16 to the Consolidated Financial Statements in 3M's 2025 Annual Report on Form 10-K for a qualitative discussion of the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis, a description of the valuation methodologies used by 3M, and categorization within the valuation framework of ASC 820.
The following table provides information by level for material assets and liabilities that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025.

	Fair value at		Fair value measurements using inputs considered as
			Level 1		Level 2		Level 3
(Millions)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Assets:
Available-for-sale marketable securities:
Marketable securities:
Corporate debt	$234	$302	$—	$—	$234	$302	$—	$—
Commercial paper	54	191	—	—	54	191	—	—
U.S. government and treasury securities	8	53	8	53	—	—	—	—
Asset backed securities and certificates of/time deposits	119	148	—	—	119	148	—	—
U.S. municipal securities	16	16	—	—	—	—	16	16
Total marketable securities	431	710	8	53	407	641	16	16
Solventum common stock (a)	1,670	2,026	1,670	2,026	—	—	—	—

Derivative instruments — assets:
Foreign currency forward/option contracts and cross-currency swaps	232	192	—	—	232	192	—	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts and cross-currency swaps	297	330	—	—	297	330	—	—
(a)     Solventum common stock is reflected within other current assets on 3M's Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025.
The Company had no material activity with level 3 assets and liabilities during the periods presented.
Marketable Securities: At March 31, 2026 and December 31, 2025, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.
The balances at March 31, 2026 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)
Due in one year or less	$310
Due after one year through five years	121
Total marketable securities	$431
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis: Other than the below, 3M had no material measurements at fair value on a nonrecurring basis of applicable assets or liabilities for the first quarter of 2026 and 2025.
In the third quarter of 2025, 3M's precision grinding and finishing business was classified as held for sale and written down to its fair value less costs to sell. Fair value was determined based upon terms of the underlying agreement entered into to sell the business. The disposal group continues to be similarly valued until the close of the transaction. See Note 3 for additional information on the disposal group.

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

	March 31, 2026		December 31, 2025
(Millions)	Carrying value	Fair value	Carrying value	Fair value
Long-term debt, excluding current portion	$10,906	$9,716	$10,932	$9,889
The fair values reflected in the sections above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by foreign exchange rates on non-U.S. dollar denominated debt.
Note 15. Commitments and Contingencies
Introduction
This Note is organized to:
•provide background on the Company's legal proceedings and the processes for disclosing and recording related liabilities;
•present the Company's legal proceedings and contingencies, including any liabilities recorded by the Company, by category: environmental matters, non-environmental product matters, and other matters; and
•describe insurance recoveries related to the disclosed legal proceedings and contingencies.
Legal Proceedings
Background of the Company's Legal Proceedings
The Company and certain of its subsidiaries are involved in numerous claims, legal proceedings, and investigations worldwide. These matters may include, among others, commercial disputes; products liability (involving products that the Company now or formerly manufactured and sold); securities and corporate governance; antitrust and competition; intellectual property; environmental, health and safety; tax; employment and employee benefits; the Foreign Corrupt Practices Act ("FCPA") and other anti-bribery and anti-corruption laws; international trade and sanctions compliance; laws and regulations applicable to industries served by the Company, including the False Claims Act, anti-kickback laws, and the Sunshine Act; and other matters. Unless otherwise stated, the Company is vigorously defending these matters. From time to time, the Company receives subpoenas, investigative demands, or requests for information from, and self-discloses potential concerns to, government authorities in the United States and foreign countries, which may result in assertions of claims, initiations of administrative, civil, or criminal proceedings, or negotiated resolutions. The Company generally seeks to respond in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. The Company also from time to time becomes aware of certain writs of summons, pre-suit claims, demands or other preliminary or informal assertions of claims or potential future claims that may proceed in the United States or in foreign countries. In response, the Company or its subsidiaries may engage in respect of such matters where it believes it would be appropriate. Any determination that the Company’s operations or activities are not, or were not, in compliance with applicable laws or regulations could result in fines, civil and/or criminal penalties, equitable remedies, including disgorgement, suspension and debarment, and injunctive relief. The outcomes of legal proceedings and investigations are inherently uncertain, difficult to predict, and could have a material adverse effect on the Company, its consolidated financial position, results of operations, and cash flows.
Process for Disclosure and Recording of Liabilities Related to Legal Proceedings
Many lawsuits and claims involve highly complex issues relating to causation, scientific evidence, and alleged actual damages, all of which are subject to substantial uncertainties. Assessments of lawsuits and claims can involve a series of complex judgments about future events and can rely heavily on many different estimates and assumptions. The categories of legal proceedings in which the Company is involved may include multiple lawsuits and claims, may be spread across multiple jurisdictions and courts which may handle the lawsuits and claims differently, may involve numerous and different types of plaintiffs, raising claims and legal theories based on specific allegations that may not apply to other matters, and may seek substantial compensatory and, in some cases, punitive, damages. These and other factors contribute to the complexity of these lawsuits and claims and make it difficult for the Company to predict outcomes and make reasonable estimates of any resulting losses or ranges of possibles losses, which is further complicated by the fact that a resolution of one or more matters within a category of legal proceedings may impact the resolution of other matters in that category in terms of timing, amount of liability, or both.
The Company records accruals for legal proceeding liabilities in accordance with ASC 450, Contingencies, and related guidance. Accruals are recorded when the loss is both probable and reasonably estimable. When the reasonable estimate of a probable loss is a range and no amount within the range is a better estimate, the Company records an accrual at the low end of the range. The Company discloses the amount of a possible loss or range of loss in excess of recorded accruals when the amounts are reasonably estimable, or states that an estimate cannot be made.
The Company also discloses significant legal proceedings if the Company believes there is at least a reasonable possibility that a loss may be incurred, even when liability is not probable or the loss amount is not reasonably estimable, or both. Based on experience and developments, the Company reassesses its estimates of probable losses, accruals, and associated expenses and receivables each reporting period, and the status of a loss previously determined to not be probable, reasonably estimable, or both, to determine whether the status of that loss has changed. Where appropriate, the Company makes additions to or adjustments of its reasonably estimated losses and accruals. As a result, the current accruals and estimates of loss may change over time and the potential impact on the Company’s consolidated financial position, results of operations and cash flows for the legal proceedings, and claims pending against the Company are likely to change over time.
Because litigation is inherently uncertain, unfavorable rulings, developments, or settlements could result in charges substantially in excess of amounts currently accrued, including for matters for which no accruals are currently recorded because losses are not currently probable or reasonably estimable. Many of the matters described in this Note are at varying stages, seek an indeterminate amount of damages, or seek damages in amounts that the Company believes are not indicative of the ultimate losses that may be incurred. It is not uncommon for claims to be resolved over many years. As a matter progresses, the Company may receive information, through plaintiff demands, through discovery, in the form of reports of purported experts, or in the context of settlement or mediation discussions, that purport to quantify an amount of alleged damages, but with which the Company may not agree. Such information may or may not lead the Company to determine that it is able to make a reasonable estimate as to a probable loss or range of loss in connection with a matter. However, even when a loss or range of loss is not probable or cannot be reasonably estimated, developments in, or the ultimate resolution of, a matter could be material to the Company and could have a material adverse effect on the Company, its consolidated financial position, results of operations, and cash flows. In addition, future adverse rulings or developments, or settlements in, one or more matters could result in future changes to determinations of probable and reasonably estimable losses in other matters.
Process for Disclosure and Recording of Insurance Receivables Related to Legal Proceedings
The Company estimates insurance receivables based on the terms of its insurance policies, including applicable coverage limits and exclusions, relevant case law, experience with similar claims, and the nature of the underlying matters. The Company records as an insurance receivable an amount it concludes is recognizable and expects to receive in light of the applicable loss recovery and gain contingency models under ASC 450, ASC 610-30, and related guidance.
For insured matters where the Company has recorded an accrued liability in its financial statements, the Company also records an insurance receivable for the amount it concludes is recognizable. For insured matters where the Company has not recorded an accrued liability but has incurred defense expenses, the Company records an insurance receivable for the amount it concludes is recognizable for the expense incurred.
Environmental Matters
Background of Environmental Laws and Regulations
The Company’s operations are subject to a broad range of environmental laws and regulations in the United States and internationally, including those relating to air emissions, wastewater discharges, the manufacture, use, handling, and disposal of toxic or hazardous substances, and the management of solid and hazardous wastes. These laws and regulations are enforced by national, state, and local authorities around the world and, in certain jurisdictions, may also provide rights of action to private parties.
Compliance with environmental laws and regulations may require the Company to incur costs for investigation, remediation, capital investments, operational modifications, and the defense or resolution of claims involving alleged environmental contamination, natural resources damages, personal injury, and property damages. The Company has incurred, and expects to continue to incur, costs for environmental compliance, claims, defense, remediation, business modifications, and damages as part of its ongoing operations. The Company maintains policies and procedures designed to support compliance with applicable environmental laws and regulations and periodically updates those policies as laws, regulations, and business operations continue to evolve worldwide.
Under certain environmental laws, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and similar state and foreign laws, the Company may be jointly and severally liable, sometimes with other potentially responsible parties, for the costs of investigation and remediation of environmental contamination at current or former facilities and at off-site locations where hazardous substances have been released or disposed. The Company has identified numerous locations around the world at which it has or may have liability for remediating contamination under applicable environmental laws. Information regarding the Company's environmental accruals and related estimation considerations is provided in “Environmental Liabilities.”
PFAS
This section describes the Company’s legal matters relating to various per- and polyfluoroalkyl substances (collectively, "PFAS"). PFAS refers to a broad category of compounds that encompass thousands of materials with distinct and widely varying properties and profiles. Examples include perfluorooctanoate ("PFOA"), perfluorooctane sulfonate ("PFOS"), perfluorohexanoic acid ("PFHxA"), perfluorohexane sulfonic acid ("PFHxS"), perfluorobutane sulfonate ("PFBS"), perfluorononanoic acid ("PFNA"), hexafluoropropylene oxide dimer acid (“HFPO-DA,”) and commercially known as “Gen-X”), perfluorobutane sulfonamide (“FBSA”), perfluorobutane sulfonamido diethanol (“FBSEE”), and certain perfluoro carboxylic acids ("PFCAs"), including C9-C14 and other long-chain PFCAs ("LC-PFCAs").
The Company's Actions Related to PFAS
The Company has voluntarily cooperated, and continues to cooperate, with reviews by local, state, federal (including the U.S. Environmental Protection Agency ("EPA")), and international authorities regarding the possible environmental and health effects of certain PFAS.
In May 2000, the Company announced a decision to phase-out certain PFAS compounds including PFOA, PFOS, PFHxS, and their precursor compounds globally as a precautionary measure. Within approximately two years of the announcement, the Company ceased manufacturing and using the vast majority of those compounds and completed the phase-out of remaining manufacturing and significant use by the end of 2008.
In December 2022, the Company announced its intent to exit all PFAS manufacturing and to work toward discontinuing PFAS use across its product portfolio by the end of 2025. The Company completed its exit from PFAS manufacturing by the end of 2025. The Company will continue to take actions to address PFAS manufactured prior to the exit. For example, the Company's water treatment assets at facilities that manufactured PFAS will continue to treat PFAS from historical manufacturing activities and remediate residual PFAS in waste streams from the Company's operations. The Company also will continue to work through the disposition of its assets and its interests in manufacturing facilities, which may include dismantling, cleaning and repurposing, and other dispositions of facilities or equipment. The Company remains in ongoing discussions with customers, government authorities, and other stakeholders and interested parties about customer agreements and the Company's interests in assets and facilities, which may be owned or leased from other parties that have interests and rights related to those facilities, including their future ownership.
The Company has made substantial progress in eliminating PFAS use across its product portfolio. For PFAS-containing components not manufactured by the Company but used within its supply chain, the Company continues to evaluate the availability and feasibility of PFAS alternatives. In certain cases, PFAS-containing third-party products (such as lithium ion batteries, printed circuit boards, certain seals and gaskets, and other products widely used in commerce across a variety of industries) will continue to be used beyond the end of 2025 due to technological constraints, regulatory or industry standards, or the need for customer transitions, certifications, or approvals. Transitional efforts related to products manufactured prior to the end of 2025 and customer conversion processes also remain ongoing.
Background on Global PFAS Regulatory and Legislative Activity
Regulatory and legislative activities relating to PFAS continue to expand in the United States, Canada, Europe, Asia, Latin America, and other jurisdictions, at the national, state, and local levels, as well as before certain international bodies. These activities include information-gathering initiatives, risk assessments, remediation requirements, and increasingly stringent restrictions on PFAS manufacturing, emissions, environmental releases, and product uses. Regulatory limits for PFAS in emissions and in environmental media (including soil, groundwater, surface water, and drinking water) are being established at progressively lower levels, in some cases approaching limits that exceed current analytical detection capabilities.
Regulatory focus has also broadened to include a wider range of PFAS compounds, including substances previously manufactured by the Company prior to its exit from PFAS manufacturing, contained in third-party materials used in the Company's current products, or associated with the Company's legacy manufacturing activities. In certain jurisdictions, proposed legislation may authorize recovery of healthcare or related public costs allegedly associated with PFAS exposure.
Regulatory or legislative changes could expand the Company's potential PFAS-related liability, including for activities prior to the Company's exit from PFAS manufacturing. For example, as a result of the CERCLA designation of PFOA and PFOS as hazardous substances in 2024, and to the extent the EPA finalizes additional proposals related to PFAS, the Company may be required to undertake additional investigative, compliance, and remediation activities, including where the Company conducts operations or where the Company has disposed of waste. The Company may also face additional litigation for contribution claims sought by other potentially responsible parties for their increased costs.
The Company cannot predict what additional PFAS-related regulatory or legislative actions in the United States, Canada, Europe, Asia, Latin America, and elsewhere arising from the matters disclosed in this Note or other proceedings and activities, if any, may be taken, or the consequences of any such actions to the Company, including to its operations and its products.

Given divergent and rapidly evolving regulatory standards, there currently is significant uncertainty about the potential costs to industry and communities associated with remediation and control technologies that may be required.
As regulatory requirements continue to evolve and become enforceable, the Company may incur material costs to comply with new standards, undertake investigative or remedial actions, or respond to regulatory enforcement or related litigation. Regulatory developments may also affect the Company's litigation exposure, public perception, and compliance and remedial costs, particularly where legal defenses rely on regulatory thresholds that may change over time. Given divergent and rapidly evolving global PFAS standards, significant uncertainty remains regarding those factors and associated costs.
PFAS Litigation, Investigations, and Other Activities in the United States
Aqueous Film Forming Foam ("AFFF") Litigation and the AFFF MDL
In December 2018, the Judicial Panel on Multidistrict Litigation ("JPML") approved motions to transfer and consolidate all aqueous film forming foam ("AFFF") cases pending in federal courts into the multidistrict litigation proceeding (the "AFFF MDL") in the U.S. District Court for the District of South Carolina (the "AFFF MDL Court") to centralize pre-trial proceedings. As of April 1, 2026, based upon information published by the JPML, approximately 15,200 cases relating in whole or in part to alleged PFAS contamination or exposure associated with AFFF were pending in the AFFF MDL. Many personal injury cases, both inside and outside the AFFF MDL, include multiple plaintiffs, so the number of plaintiffs asserting AFFF-related claims is substantially higher than the number of cases published by the JPML.
Claims in the AFFF MDL have been asserted by individuals, public water suppliers, putative class members, state and territorial sovereigns, and other entities. Plaintiffs seek various forms of relief, including damages for personal injury, property damage, water treatment costs, medical monitoring, natural resource damages, and punitive damages. Additional AFFF-related cases have been filed in state and other federal courts. The parties in the AFFF MDL have conducted, or continue to conduct, master discovery and case-specific discovery for various categories of cases.
The Company generally seeks, where possible, to remove and transfer AFFF-related cases to the AFFF MDL and the vast majority of pending AFFF-related cases are being litigated in the AFFF MDL. The Company also continues to defend certain AFFF-related matters that remain in state court and engages in discussions with pre-suit claimants where appropriate. In general, preliminary judicial proceedings evaluate whether these lawsuits should proceed in the AFFF MDL or outside of the AFFF MDL, with some cases being moved to the AFFF MDL or remanded to another venue, such as state court. In September 2022, the AFFF MDL Court denied defendants' AFFF MDL-wide summary judgment motions on the government contractor defense, although the defense may be presented to a jury at future trials.
AFFF MDL and Water System Cases
In June 2023, the Company entered into a class-action settlement to resolve a wide range of drinking water claims by eligible public water suppliers ("PWS") in the United States (the “PWS Settlement”). The AFFF MDL Court approved the PWS Settlement in March 2024 and it became effective in May 2024. The PWS Settlement provides that the Company does not admit any liability or wrongdoing and does not waive any defenses.
Following the PWS Settlement, certain PWS cases remain pending, including matters brought by water suppliers that did not qualify as eligible claimants under the PWS Settlement and those that did not participate in the PWS Settlement, which includes cases pending in both the AFFF MDL and various federal and state courts.
Under the PWS Settlement, the Company will pay $10.5 billion to $12.5 billion in total to resolve released claims. The Company recorded a pre-tax charge of $10.3 billion in the second quarter of 2023, reflecting the discounted present value (discounted at an estimated 5.2% interest rate at the time of proposed settlement) of the expected $12.5 billion nominal value of the payments. Under the PWS Settlement, as amended to include payments to certain other water providers, payments are scheduled from 2024 through 2036. The ultimate amount payable will be determined in part based on PFAS testing results received by certain class members by the end of 2025, and class members seeking compensation based on those results must submit them to the PWS Settlement's claims administrator by July 31, 2026.
AFFF MDL Personal Injury Cases
In December 2023, the AFFF MDL parties selected an initial set of 25 plaintiffs for potential bellwether AFFF-related personal injury cases (the "Initial AFFF Personal Injury Bellwether Group"). In March 2024, the AFFF MDL Court established a process applicable to most personal injury claims for diseases not included in the Initial AFFF Personal Injury Bellwether Group and four additional diseases. The process resulted in dismissal without prejudice of thousands of personal injury claims and includes a tolling provision for certain dismissed claims filed in or transferred to the AFFF MDL by April 24, 2024. In July 2024, the AFFF MDL Court selected 9 cases in the Initial AFFF Personal Injury Bellwether Group for additional discovery, including expert discovery. In January 2025, the AFFF MDL Court set a first bellwether personal injury trial for October 2025, and in May 2025, indicated that the trial would involve one or more of three kidney cancer plaintiffs. The AFFF MDL Court conducted a "Science Day" in June 2025 regarding liver and thyroid cancers. In August 2025, the AFFF MDL Court vacated the schedule for the first bellwether personal injury trial that was to begin in October 2025. No new trial date has been set.

In August 2025, the AFFF MDL Court also entered orders relating to filing personal injury cases in the AFFF MDL and requesting transfer of certain categories of cases, including those involving firefighting personal protective equipment, including turnout gear, to the AFFF MDL. Following those orders, thousands of additional plaintiffs filed claims in the AFFF MDL. The orders also impose certain information requirements on plaintiffs. The JPML case counts for the AFFF MDL have remained relatively stable since November 2025. In February 2026, the AFFF MDL Court entered an order to address noncompliance with those information requirements, including an opportunity to cure certain noncompliance. Noncompliant plaintiffs may be subject to further proceedings or dismissal by the AFFF MDL Court. At the AFFF MDL Court's direction, the parties continue to participate in court-ordered settlement discussions regarding the personal injury claims. Those ongoing discussions are being facilitated by a court-appointed mediator.
In November 2024, the AFFF MDL Court directed the parties to develop a process to select sites allegedly contaminated with PFAS from AFFF for focused product identification discovery. In April 2025, the AFFF MDL Court entered a case management order identifying 12 sites for product-identification discovery. Discovery relating to these sites concluded in December 2025, and the parties are discussing next steps, if any, relating to these sites.
Other AFFF Cases
In June 2019, subsidiaries of Valero Energy Corporation, an independent petroleum refiner, filed eight AFFF-related cases against the Company and other defendants, including DuPont/Chemours, National Foam, Buckeye Fire Equipment, and Kidde-Fenwal, in various state courts seeking damages allegedly incurred or to be incurred in investigating and remediating PFAS contamination at their properties and replacing or disposing of AFFF products containing long-chain PFAS compounds. Two cases have been removed to federal court and transferred to the AFFF MDL, one was voluntarily dismissed, and the remaining five state court cases are stayed by the parties' agreement.
The Company is aware of other AFFF-related suits outside the AFFF MDL. The Company expects to seek removal to federal court and transfer to the AFFF MDL for most of these AFFF-related cases, where available. However, some cases may remain pending in state courts.
State Attorneys General Litigation Related to PFAS
Overview and Relationship to AFFF MDL
As previously reported, several state attorneys general have filed lawsuits against the Company and other defendants alleging PFAS contamination. Certain matters are pending in the AFFF MDL, while others are proceeding outside the AFFF MDL. In general, preliminary judicial proceedings evaluate whether these lawsuits should proceed in state or federal court and inside the AFFF MDL or outside of the AFFF MDL. Cases at times are moved to the AFFF MDL or remanded to another venue, such as a state court.
These lawsuits generally seek on a state-wide basis injunctive relief, investigative and remedial work, compensatory damages, natural resource damages, consumer protection civil penalties, attorneys’ fees, and, where available, punitive damages related to the states’ response to PFAS contamination. State attorneys general lawsuits pending in the AFFF MDL include actions on behalf of the people of the states of Alaska, Arizona, Arkansas, California, Connecticut, Delaware, Florida, Hawaii, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, Mississippi, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Washington, and Wisconsin, as well as on behalf of the people of the District of Columbia and the territories of Guam, Puerto Rico, and the Northern Mariana Islands.
New Jersey Settlement
In March 2019, the New Jersey Attorney General filed two actions against the Company on behalf of New Jersey and certain of its departments regarding alleged PFAS discharges at two facilities: the "Chambers Works Facility" in Salem County and the "Parlin Facility" in Middlesex County, neither of which the Company ever owned or operated, based on allegations that the Company supplied PFAS to those facilities, which was then discharged into the environment. In May 2025, the Company agreed to a proposed judicial consent order with New Jersey (the "New Jersey Settlement"), subject to public notice and comment and approval by the U.S. District Court for the District of New Jersey (the "D.N.J. Court"). If approved by the D.N.J. Court and conditions are satisfied, New Jersey and its departments would dismiss with prejudice the two actions and New Jersey’s pending AFFF MDL case against the Company. The New Jersey Settlement would also resolve broader New Jersey statewide current and future PFAS-related claims. The New Jersey Settlement is not an admission of liability by the Company.
Pursuant to the New Jersey Settlement, the Company agreed to pay New Jersey up to $450 million. The Company recorded a pre-tax charge of $281 million in the second quarter of 2025, reflecting the discounted present value of the $400 million amount the Company expects to pay (discounted at an estimated 5.0% blended interest rate at the time of proposed settlement). The New Jersey Settlement entered in May 2025 includes payments with then-present values of $207 million beginning in 2026 over 8 years for the Chambers Works Facility and other elements and $74 million beginning in 2030 and running through 2050 for existing and future PFAS-related claims by New Jersey. The actual amount payable by the Company will be determined in part based on the Company's ultimate obligations under the PWS Settlement and may be reduced by certain credits towards its payment obligations under the New Jersey Settlement based on other contingencies. The D.N.J. Court held a hearing in January

2026. After New Jersey and objectors to the New Jersey Settlement submitted additional information, the D.N.J. Court scheduled a hearing for June 2026.
Additional State Attorneys General Matters Outside of AFFF MDL
Additional state attorneys general lawsuits outside the AFFF MDL are described below. In addition, the Company is in discussions with several state attorneys general and agencies, responding to information and other requests, including entering into tolling agreements, relating to PFAS matters and exploring potential resolution of some of the matters raised.
Connecticut: In January 2024, the Connecticut Attorney General filed a lawsuit in state court, which the Company removed to federal court. Following the federal court's remand of the case to state court, the Company filed an appeal. The federal court of appeals held a hearing on the Company's appeal in November 2025.
Illinois: In March 2022, the Illinois Attorney General filed a lawsuit in Illinois state court against the Company alleging contamination of the state's natural resources by PFAS compounds disposed of by, or discharged, or emitted from the Company's facility in Cordova, Illinois (the "Cordova Facility"). The complaint requests monetary damages, injunctive relief, civil penalties, a testing program, and a public outreach and information sharing program. In August 2024, a federal court of appeals affirmed the order remanding the case to state court. In April 2025, the state court granted in part and denied in part a motion to dismiss filed by the Company. In October 2025, the Company re-removed the case to federal court. In November 2025, the federal court remanded the case back to state court. The Company's appeal of that decision remains pending before the federal court of appeals. In the interim, the case is proceeding in state court. In February 2026, the state court set a trial date for March 2027.
Maine: In March 2023, the Maine Attorney General filed a lawsuit in state court, which the Company removed to federal court. Following the federal court's remand of the case to state court, the Company filed an appeal, which the federal court of appeals granted in November 2025. In April 2026, the JPML transferred the case to the AFFF MDL.
Maryland: In May 2023, the Maryland Attorney General filed a lawsuit in state court, which the Company removed to federal court. Following the federal court's remand of the case to state court, the Company filed an appeal. In March 2025, the federal court of appeals reversed the prior remand decision. Maryland filed a petition for review by the U.S. Supreme Court in October 2025, which was denied in March 2026. The Company's motion to transfer the case to the AFFF MDL is pending.
New Hampshire: In May 2019, the New Hampshire Attorney General filed a lawsuit in state court, which the Company removed to federal court. Following the federal court's remand of the case to state court, the Company filed an appeal, which the federal court of appeals denied in March 2025. The state court has set a Spring 2029 trial ready date.
South Carolina: In August 2023, the South Carolina Attorney General filed a lawsuit in state court, which the Company removed to the AFFF MDL. Following the AFFF MDL Court's remand of the case to state court, the Company filed an appeal. In March 2025, the federal court of appeals reversed the prior remand decision. South Carolina filed a petition for review by the U.S. Supreme Court in October 2025, which was denied in March 2026. In April 2026, the AFFF MDL Court denied South Carolina's motion to remand the case to state court.
Texas: In December 2024, the Texas Attorney General filed a consumer protection lawsuit in state court, which the Company removed to federal court. Following the federal court's remand of the case to state court, the Company filed an application for leave to appeal, which the federal court of appeals denied in October 2025. After the state court denied the Company's January 2026 motion to dismiss for lack of personal jurisdiction, the Company filed an appeal in February 2026.
Vermont: In June 2019, the Vermont Attorney General filed a lawsuit in state court, which the Company removed to federal court. In December 2025, the federal court held a hearing on Vermont's motion to remand the case to state court.
Other PFAS-related Product and Environmental Litigation
Background
Since 2017, numerous other PFAS-related lawsuits naming the Company and others as co-defendant have been filed outside the AFFF MDL in state and federal courts across the U.S. by a variety of plaintiffs, including individuals, putative class actions, mass tort actions, and drinking water providers that opted out of the PWS Settlement. The Company expects to seek removal to federal court and transfer to the AFFF MDL for most of the cases that relate to AFFF, where available. However, some of the cases initially filed outside the AFFF MDL are likely to remain in state or federal courts outside the AFFF MDL.
These PFAS-related lawsuits allege, among other things, that: improper disposal by the Company or third parties of certain forms of PFAS manufactured by the Company contaminated water, soil, or biosolids; the Company failed to warn third parties and the plaintiffs about the hazards of improper product disposal; products containing PFAS caused harm; and the plaintiffs suffered damages, including personal injury, property damage, loss of use and enjoyment of their properties, diminished property values, investigation and remediation costs, and medical monitoring costs. Some of the suits involve claims under the U.S. Racketeer Influenced and Corrupt Organizations Act of 1970, as amended ("RICO") and state conspiracy laws, product liability, consumer protection, and deceptive trade practices. These lawsuits name different companies as co-defendants, including DuPont/Chemours, and various carpet, paper and textile manufacturers.

Alabama
Historical PFAS Manufacturing Operations in Alabama (Decatur): As previously reported, the Company resolved numerous claims relating to alleged PFAS contamination of properties and water supplies associated with its Decatur, Alabama facility (the "Decatur Facility"), and continues to make payments pursuant to those resolutions. The Company continues efforts to address PFAS at certain other closed municipal sites at which the Company historically disposed of waste and conduct environmental characterization that complements the interim consent order (the "ADEM ICO") the Company entered into with the Alabama Department of Environmental Management (“ADEM") in July 2020, including sampling of environmental media for presence of PFAS and support for appropriate remedial actions. See "Other PFAS-related Matters—Alabama (Decatur)" for more information about the Decatur Facility.
In August 2022, Colbert County, Alabama, filed a lawsuit against the Company and other defendants alleging that discharge from operations in Decatur, Alabama had contaminated the Tennessee River, from which the County draws its drinking water. The City of Muscle Shoals, Alabama filed a similar lawsuit in February 2023. The Company removed both cases to federal court in August 2024, and the JPML transferred them to the AFFF MDL in December 2024. In April 2025, the plaintiffs moved to remand the two cases to state court, which the AFFF MDL Court denied in March 2026.
Since December 2023, a number of personal injury actions have also been filed against the Company and other defendants, alleging exposure to PFAS from operations in Decatur. The Company removed these cases to federal court, where they were transferred to the AFFF MDL, and plaintiffs have moved to remand most of these matters back to state court.
Additional Litigation: In Alabama, the Company, together with multiple co-defendants, are defending several lawsuits brought by municipal water utilities, including Shelby and Talladega Counties in April 2023, Five Star Water Supply District in August 2025, City of Clanton Water Works & Sewer Board in August 2025, and Coosa Valley Water Supply District in September 2025. The plaintiffs in these four cases allege that the discharge of PFAS has contaminated drinking water supplies of cities located downstream along the Coosa River in Alabama. The Company removed these cases to federal court. The plaintiffs moved to remand all of these cases to state court, but were denied without prejudice and all of the cases have been stayed pending the ruling by the U.S. Court of Appeals for the Eleventh Circuit ("Eleventh Circuit") in the Pine Hill Appeal (described below). The Company filed a notice with the JPML seeking to transfer three of these cases (Shelby and Talladega Counties, City of Clanton Water Works & Sewer Board, and Coosa Valley Water Supply District) to the AFFF MDL. The JPML transferred all three cases to the AFFF MDL in April 2026.
In March 2024, the City of Albertville, Alabama filed a lawsuit in Alabama state court against the Company and other defendants for alleged contamination of the Tennessee River (upstream of the Decatur Facility) by a carpet manufacturer in Alabama that used PFAS allegedly supplied by the defendants. Defendants filed a joint motion to dismiss in May 2024. The court dismissed plaintiff’s private nuisance and trespass claims, but allowed remaining claims to proceed. A scheduling order has been entered, but no trial date has been set and fact discovery is ongoing.
In April 2024, the Board of Water and Sewer Commissioners of the City of Mobile, Alabama filed a lawsuit against the Company and other defendants in Alabama state court alleging that the defendants are responsible for PFAS contamination of the city’s water supply resulting from PFAS released by a local landfill. In October 2024, the court granted the Company’s and several other defendants’ motions to dismiss. Claims against one local defendant remain pending, which prevents the motion to dismiss ruling from becoming final.
In July 2024, the Town of Pine Hill, Alabama ("Pine Hill") filed a lawsuit in Alabama state court against the Company and other defendants alleging that PFAS discharges from paper mills currently owned by International Paper contaminated its water supply. The Company removed the case to federal district court. In March 2025, the federal district court granted the plaintiff’s motion to remand the case to state court. The Company filed a notice of appeal to the Eleventh Circuit, and the federal district court granted the Company’s motion to stay the remand order (the "Pine Hill Appeal"). Briefing in the Eleventh Circuit was completed in August 2025. In June 2025, the state court ruled that Pine Hill could proceed with discovery notwithstanding the federal district court’s stay of the remand order. In July 2025, defendants filed a petition in the Alabama Supreme Court challenging that state court ruling. Both the Pine Hill Appeal before the Eleventh Circuit and the petition before the Alabama Supreme Court have been fully briefed and remain pending. The Alabama Supreme Court stayed the underlying case, pending decision on the Company's petition. Oral argument in the Eleventh Circuit is scheduled for May 2026.
In August 2024, the City of Irondale, Alabama filed a lawsuit against the Company and other defendants alleging PFAS contamination of its water supply due to industrial discharges from several users of PFAS in different industries, including the Company's alleged customers. The Company removed the case to federal court and, in August 2025, the plaintiffs’ motion to remand was denied. In September 2025, the case was stayed pending the Eleventh Circuit’s decision in the Pine Hill Appeal. The Company filed a notice with the JPML seeking to transfer this case to the AFFF MDL. The JPML transferred the case to the AFFF MDL in April 2026.
In May 2025 the City of Foley, Alabama filed a lawsuit against the Company and other defendants alleging that releases by users of PFAS in local manufacturing operations contaminated groundwater used for drinking water supplies. The Company filed a motion to dismiss in July 2025. In January 2026, the court granted the Company’s and other supplier defendants’ motions to dismiss. One defendant remains in the action, preventing the dismissal order from becoming final.

The Company is also defending a mass tort action lawsuit filed in Alabama in June 2024 by hundreds of individual customers of the Water Works and Sewer Board for the City of Gadsden, Alabama, alleging emotional distress and property damage related to PFAS contamination of their drinking water. The Company removed the case to federal court, where the case was proceeding through discovery. In December 2025, the Company filed a motion for judgment on the pleadings based on the expiration of the applicable statute of limitations prior to the filing of the complaint. In April 2026, the Court granted the Company's motion without prejudice.
California
In November 2025, the City of Fresno, California filed a lawsuit against the Company and multiple other defendants alleging that various industrial PFAS discharges contaminated the city's drinking water. The Company removed the case to federal court in December 2025. In April 2026, the JPML transferred the case to the AFFF MDL.
In March 2026, a putative nationwide class action was filed against the Company and numerous other defendants in California District Court on behalf of all entities who bought firefighting personal protective equipment, including turnout gear, from the named defendants alleging injuries from exposure to PFAS in the turnout gear and claims under RICO and common law conspiracy, product liability, misrepresentation, breach of warranty, negligence, unjust enrichment, consumer protection, and deceptive trade practices laws.
Connecticut
In June 2024, a putative class action lawsuit was filed against the Company and numerous other defendants by individual firefighters and several firefighter unions, alleging exposure to PFAS from certain firefighting personal protective equipment, including turnout gear, worn by the class members. Plaintiffs filed a second amended complaint in April 2025. The Company filed a motion to dismiss in June 2025, which remains pending. In February 2026, the plaintiffs dismissed all purchaser plaintiffs, who were subsequently added to the putative class action pending in Montana. No scheduling order has been entered.
Delaware
In May 2019, a putative class action lawsuit was filed alleging PFAS contamination of the class's water supply resulting from the operations of local metal plating facilities. In August 2023, the court dismissed all but plaintiffs' negligence claim. In March 2025, the court granted the Company's motion for summary judgment as to the remaining claim, and the only remaining claims in the case are against a defendant other than the Company.
Georgia
In Georgia, the Company and other defendants are defending a putative class action lawsuit filed in federal court in February 2021, in which plaintiffs seek relief on behalf of a class of individual ratepayers in Summerville, Georgia who allege their water supply was contaminated by PFAS discharged from a textile mill. The City of Summerville intervened in the case and also brought claims against 3M and other defendants. Discovery is finished and briefing on dispositive motions concluded in July 2025. Those motions remain pending. No trial date has been set.
Another lawsuit currently pending in federal court in Georgia was filed in November 2019 against the Company and other defendants by individuals alleging PFAS contamination and seeking economic damages and injunctive relief on behalf of a putative class of Rome and Floyd County water subscribers. Class certification has been fully briefed, and the plaintiff's injunctive relief claims were recently dismissed. Plaintiff's claims for economic damages related to alleged increases in their water rates due to the presence of PFAS remain pending. Discovery was reopened in a limited fashion due to plaintiffs’ request to investigate whether recent increases in water utility rates by the City of Rome was attributable to PFAS. Defendants filed a consolidated motion for summary judgment in December 2025. No trial date has been set.
In February 2024, two landowners in Gordon County, Georgia filed a lawsuit against the Company and other defendants alleging property contamination from wastewater treatment sludge containing PFAS from nearby carpet manufacturing operations. One of the Company's co-defendants, the City of Calhoun, Georgia, filed a cross claim against the Company and other defendants alleging that biosolids from its wastewater treatment plant were contaminated with PFAS that has migrated into its water supply. In June 2024, a related lawsuit was filed on behalf of other property owners who allege that their properties are contaminated with PFAS due to runoff from the properties of the Gordon County landowners from the initial lawsuit. Motions to dismiss were denied, and discovery closed in December 2025. In January 2026, a private plaintiff filed a lawsuit against the Company and other defendants in Gordon County, Georgia alleging similar property contamination due to PFAS. Fact discovery is complete, and the parties are currently engaged in expert discovery. Tentative trial dates for three of the lawsuits are set between December 2026 and March 2027, and one is tentatively set for May 2027. No schedule has been set for the lawsuit filed in January 2026.
In July 2024, the City of Lyerly, Georgia filed a lawsuit against the Company and other defendants, alleging that discharges from local carpet mills contaminated the city's water supply. The Company's motion to dismiss is still pending and the parties are currently engaging in fact discovery.
In November 2024, Mohawk Industries, a carpet manufacturer, filed a lawsuit in Whitfield County, Georgia against the Company and other defendants, including DuPont, and Daikin, alleging various counts of tort and contract liability, including fraud, related to sales of certain PFAS. Motions to dismiss the case were denied. Discovery in the case is proceeding. Trial is currently set for March 2027.
In December 2024, Dalton Utilities, located in Dalton, Georgia, filed a lawsuit against the Company and other defendants seeking clean-up costs under CERCLA and common law theories for alleged PFAS contamination related to the Dalton Land Application System, which is a nearly 10,000 acre field that has received carpet mill effluent pursuant to a Georgia Environmental Protection Division permit since the late 1980s. The Company filed a motion to dismiss, which was denied in March 2026. Discovery in the case is proceeding.
In December 2024, Murray County, Georgia filed a lawsuit against the Company and other defendants seeking clean-up costs for alleged PFAS contamination related to the Murray County landfill and other locations throughout the County. The Company filed a motion to dismiss, which was denied. Discovery in the case is proceeding.
In January 2025, Catoosa County, Georgia and Gordon County, Georgia filed lawsuits substantively identical to Murray County's against the Company and other defendants alleging similar PFAS impacts related to the Catoosa County and Gordon County landfills. The Company filed motions to dismiss, which were denied. Discovery in the cases is proceeding.
In October 2025, Walker County, Georgia filed a lawsuit substantively identical to those filed by Murray, Catoosa, and Gordon Counties alleging similar PFAS impacts related to the Walker County landfill. The Company’s motion to dismiss is fully briefed and currently pending.
In June and July 2025, property owners in Gordon County and Murray County, Georgia, filed eight separate lawsuits against the Company and other defendants alleging that the discharge of PFAS from various carpet manufacturer facilities contaminated their properties. Motions to dismiss these cases are fully briefed and currently pending.
In October 2025, property owners in Floyd County and Whitfield County, Georgia filed three separate lawsuits against the Company and other defendants that are substantively identical to those filed by property owners in Gordon County and Murray County. Motions to dismiss these cases are fully briefed and remain pending.
In April 2025, the City of Chatsworth, Georgia filed a lawsuit against the Company and multiple other defendants, including carpet makers, alleging PFAS discharges have contaminated its water supply. The Company filed a motion to dismiss, which is fully briefed and remains pending.
In April 2025, a private landowner and an environmental organization (Coosa River Basin Initiative) filed a lawsuit against the Company and other defendants, including carpet makers and Dalton Utilities, for property damages and injunctive relief related to the Dalton Utilities Land Application System. Dalton Utilities filed a motion to stay the case in favor of its pending action in the same district court, which was denied in March 2026. In September 2025, Plaintiffs filed a motion to consolidate this case with the putative class action of Rome and Floyd County water subscribers described above, which is pending before the same judge. The motion remains pending.
In April 2025, private landowners in Chattooga County, Georgia filed a lawsuit against the Company and multiple other defendants, including a textile mill, alleging that PFAS discharges to the Town of Trion, Georgia wastewater treatment plant made its way to sludge that was deposited on plaintiffs’ properties via land application for years. In August 2025, the case was voluntarily dismissed. In September 2025, it was re-filed in Gwinnett County, Georgia. The Company filed a motion to dismiss, which is fully briefed and remains pending. No hearing date has been set.
In June 2025, private landowners in northwest Georgia filed three lawsuits against the Company and other defendants alleging PFAS from nearby carpet making facilities has contaminated soil, water, and indoor dust at their properties. The Company filed motions to dismiss and briefing is underway.
In June 2025, Walker County, Georgia and the City of Chickamauga, Georgia filed a lawsuit against the Company and multiple other defendants, including carpet makers, alleging that the carpet manufacturers discharged PFAS into the public sewer system, which caused it to enter plaintiffs’ drinking water. The Company filed a motion to dismiss, and the court held a hearing but has not issued its ruling.
In September 2025, Dougherty County and Chattooga County, Georgia filed a lawsuit against the Company in the Middle District of Georgia on behalf of a putative class of all governmental entities in Georgia who own or operate municipal landfills impacted by PFAS. The Company filed a motion to dismiss, which is fully briefed and remains pending.
In December 2025 and early January 2026, property owners in Murray, Whitfield, Gordon, and Catoosa counties filed seven separate lawsuits against the Company and other defendants alleging that the discharge of PFAS from various carpet manufacturer facilities contaminated their properties. The Company filed a motion to dismiss and briefing is underway.
In January 2026, the Cities of Blakely, Cartersville, Meigs, and Pelham filed a lawsuit against the Company in the Middle District of Georgia on behalf of a putative class of all governmental entities in Georgia that own a wastewater treatment facility impacted by PFAS. The Company filed a motion to dismiss and briefing is underway.
In January 2026, private landowners in Gordon County, Georgia filed a lawsuit against the Company and several other defendants, including carpet manufacturers, alleging that PFAS contamination of soil, groundwater, private wells, and nearby surface waters resulted from wastewater discharges and the land application of contaminated biosolids in the vicinity of their properties. The Company filed a motion to dismiss and briefing is underway.
Illinois
In Illinois, three separate lawsuits were filed against the Company in state court by individual plaintiffs alleging personal injury and property damage relating to alleged PFAS contamination from the Cordova Facility. The Company removed all three cases to federal court, where two were transferred to the AFFF MDL. The remaining case, which includes several other defendants and non-PFAS claims, was remanded to state court in May 2025.
Maine
In October 2022, the Company and several other alleged chemical suppliers were added as defendants in a lawsuit in Maine federal district court previously filed by a group of landowners against several paper mills, alleging PFAS contamination from waste generated by the paper mills that was then incorporated into biosolids. The case involves 98 plaintiffs asserting property damage claims against the owner of one paper mill and three alleged chemical suppliers, including the Company. Discovery closed as to the six original plaintiffs in December 2025. The parties agreed to conduct fact discovery on six additional plaintiffs. Expert discovery for all twelve initial plaintiffs is expected to conclude in September 2026. No trial date has been set.
Massachusetts
In August 2022, several landowners filed a putative class action lawsuit against the Company and several other defendants in Massachusetts state court alleging PFAS contamination from waste generated by local paper manufacturing facilities that was subsequently incorporated into biosolids at a local composting facility. The lawsuit alleges property damage and seeks medical monitoring on behalf of plaintiffs within the Town of Westminster. This case was removed to federal court, where it was consolidated with a previously filed federal case involving similar allegations and claims against the Company's co-defendants. In February and March 2024, the Company and the remaining defendants answered the complaint and filed cross claims against each other. In April 2025, the class action was consolidated with another class action brought by the same plaintiffs against different defendants. The court denied the plaintiffs’ previous motion for class certification, without prejudice, to allow them to submit a motion and expert reports addressing the new defendants. The plaintiffs’ renewed motion for class certification is due in June 2026. No trial date has been set.
In October 2024, one of the former plaintiffs in the putative class action described above filed a separate lawsuit against the Company and other defendants in Massachusetts state court alleging PFAS-related personal injury. The Company filed a motion to dismiss that case in June 2025. In March 2026, the court partially granted the Company’s motion, but allowed the plaintiff’s negligence and failure to warn claims to proceed. The parties are negotiating a discovery schedule. No trial date has been set.
In March 2025, another resident of Westminster, Massachusetts filed an additional lawsuit against the Company and other defendants in Massachusetts state court alleging PFAS-related personal injury. The Company filed a motion to dismiss in September 2025, which is fully briefed and remains pending.
Michigan
The Company previously settled claims brought by Wolverine World Wide ("Wolverine") related to Wolverine’s alleged use of 3M Scotchgard in its shoe manufacturing operations. The Company continues to incur liabilities for immaterial amounts pursuant to the settlement agreement. In December 2025, a lawsuit was filed against the Company and Wolverine in federal court in Michigan by the owners of two landfills alleging that the Company and Wolverine are both liable for the remediating PFAS contamination at and around the landfills under CERCLA and Michigan's Natural Resources and Environmental Protection Act. The Company filed a motion to dismiss in February 2026 and briefing is ongoing.
Minnesota
In May 2025, a putative nationwide class action lawsuit was filed against the Company, DuPont, and Chemours in federal court on behalf of all municipalities and governmental entities who purchased firefighting personal protective equipment, including turnout gear, from the named defendants alleging injuries from exposure to PFAS in the protective equipment. In February 2026, the plaintiff filed an amended complaint, and now only seeks to certify a Massachusetts-only purchaser class.
Mississippi
In January 2026, Corinth Gas & Water for the City of Corinth, Mississippi filed a lawsuit against the Company and other defendants alleging that discharge from operations at the Decatur Facility contaminated the Tennessee River, which feeds water into the Tennessee-Tombigbee Waterway, Corinth’s primary source of drinking water. In March 2026, the Company removed the case to federal court, and is seeking to transfer the case to the AFFF MDL.
Missouri
In April 2024, the Company was added as a defendant to a pending putative class action lawsuit alleging PFAS contamination of the class's properties and drinking water from metal plating operations in southeastern Missouri. In October 2024, the court denied the Company's motion to dismiss. Plaintiffs filed their motion for class certification in January 2026.

In September 2025, a personal injury lawsuit was filed against the Company and other defendants in Missouri state court alleging injuries caused by exposure to PFAS in firefighting personal protective equipment, including turnout gear. The Company removed the case to federal court. In September 2025 the Company moved to transfer the case to the AFFF MDL, which the JPML denied in December 2025. In April 2026, the case was remanded to state court.
Montana
In April 2025, a putative nationwide class action lawsuit was filed against the Company, DuPont, and Chemours in Montana District Court on behalf of all entities who bought firefighting personal protective equipment, including turnout gear, from the named defendants alleging injuries from exposure to PFAS in the turnout gear and claims under RICO and state conspiracy, product liability, consumer protection, and deceptive trade practices laws. In September 2025, the court denied the defendants’ motion to transfer the case to the federal court in the District of Delaware. The Company filed a motion to dismiss in October 2025, which the court denied in January 2026. In March 2026, the plaintiffs filed an amended complaint, adding alleged purchaser plaintiffs from Connecticut, California, Maryland, and Missouri.
New Jersey
The Company and several co-defendants are defending numerous lawsuits filed in New Jersey federal court by individuals with private drinking water wells near certain DuPont and Solvay facilities that were allegedly supplied with PFAS manufactured by the Company. The Company settled for an immaterial amount with the plaintiffs in certain cases that sought property damages. Applicable court approval was granted in May 2025, and those cases against the Company have been dismissed. Plaintiffs in remaining individual lawsuits allege personal injuries to themselves or to their adult children. Discovery is proceeding in the personal injury cases.
In May 2025, a lawsuit was filed against the Company and several other defendants in New Jersey state court by individuals who resided near Solvay’s facility alleging personal injuries to themselves or to their children from PFAS exposure. The Company removed the case to federal court in August 2025. The Company's motion to transfer the case to the AFFF MDL was denied in December 2025. In January 2026, the plaintiff voluntarily dismissed her claims against the Company without prejudice.
In November 2021, a putative class action lawsuit was filed against the Company and Middlesex Water Company in New Jersey federal court by individuals who received drinking water from Middlesex Water Company allegedly contaminated with PFOA. In May 2022, Middlesex Water Company filed a third-party complaint against the Company in New Jersey state court in a putative class action brought by the water company's customers, seeking contribution and indemnity from the Company. In November 2023, Middlesex Water Company dismissed its third-party complaint against the Company in connection with the settlement of Middlesex Water Company's separate action against the Company. The parties to the New Jersey federal and state court class actions agreed to settle these cases for an immaterial amount, which the state court approved in October 2025. The New Jersey state and federal court class actions have each been dismissed.
In March 2023, a lawsuit was filed against the Company and Middlesex Water Company by another Middlesex Water Company customer alleging personal injury from drinking water allegedly contaminated with PFAS. The trial date previously set for May 11, 2026 has been cancelled by the court.
New York
In May 2025, a lawsuit was filed against the Company, Saint-Gobain Performance Plastics Corp., Honeywell International Inc., and DuPont in New York by the owner of a tree nursery located in Hoosick Falls alleging property damage from PFOA contamination the plaintiff attributes to a nearby fabric coating facility. The Company and other defendants filed a motion to dismiss the amended complaint in October 2025, which remains pending.
Ohio
In October 2018, a putative class action was filed against the Company and other defendants, including DuPont and Chemours, in the U.S. District Court for the Southern District of Ohio (the "S.D. Ohio Court") by the named plaintiff, a firefighter allegedly exposed to PFAS chemicals through his use of firefighting foam, purporting to represent a putative class of all U.S. individuals with detectable levels of PFAS in their blood. In March 2022, the S.D. Ohio Court certified a class of "[i]ndividuals subject to the laws of Ohio, who have 0.05 [parts per trillion ("ppt")] of PFOA (C-8) and at least 0.05 ppt of any other PFAS in their blood serum." In November 2023, the U.S. Court of Appeals for the Sixth Circuit (the "Sixth Circuit") issued an order vacating the class certification decision and remanding the case with instructions that the S.D. Ohio Court dismiss the case and later denied a motion for rehearing en banc. In March 2024, the S.D. Ohio Court vacated the class certification order and dismissed the case for lack of jurisdiction. In June 2024, a new putative nationwide class action was filed against the Company and other defendants by the same named plaintiff who filed the previously dismissed Ohio putative class action lawsuit. The new suit was brought against only the Company and DuPont entities and seeks to establish a putative class of anyone subject to the laws of Ohio or subject to the law of states that recognize the claims for relief filed by plaintiffs with blood serum levels of 2 parts per billion ("ppb") or more of PFOS and PFOA (combined) manufactured by the defendants. The Company was served with the suit in July 2024 and subsequently filed a motion to transfer the case to the AFFF MDL, which was denied in October 2024. In October 2024, the Company filed a motion to dismiss. In March 2026, the court denied the Company's motion to dismiss in part, held a part of the argument for a later decision, and certified a legal question to the Sixth Circuit regarding one of the Company's arguments for dismissal.
Pennsylvania
In March 2025, a lawsuit was filed against the Company, DuPont, and the designers, manufacturers, and distributors of AstroTurf in the Philadelphia Court of Common Pleas by former Philadelphia Phillies players alleging personal injury claims allegedly resulting from exposure to PFAS and ethylene oxide in AstroTurf at Veterans Stadium. Plaintiffs’ alleged exposures date back to the 1970s. In September 2025, the Company removed the case to federal court. In October 2025, plaintiffs moved to remand the case to state court. That motion was denied in February 2026. The plaintiffs filed a motion for reconsideration, which was denied on April 2, 2026. In March 2026, the Company filed a motion to dismiss, which remains pending.
South Carolina
In March 2022, a putative class action lawsuit was filed against the Company and other defendants in South Carolina state court alleging property damage from contamination from PFAS compounds used and disposed of at a defunct textile plant in Society Hill, South Carolina and seeking both property and punitive damages. The case was removed to federal court. In August 2024, a companion personal injury lawsuit was filed against the Company and other defendants in South Carolina state court. The Company removed this case to federal court. Discovery is proceeding in the putative property damage class action. In the personal injury case, the Company and other defendants filed motions to dismiss, which are fully briefed and remain pending.
Virginia
In August 2024, a lawsuit was filed against the Company and other defendants in Virginia state court alleging that plaintiff’s decedent, a civilian firefighter, died from cancer allegedly caused by exposure to PFAS in firefighting personal protective equipment, including turnout gear. A co-defendant removed the case to federal court, and plaintiffs’ motion to remand has been fully briefed since December 2024. In April 2025, the Company was named as a defendant in a similar lawsuit in Virginia state court, which was removed to federal court by another defendant. In August 2025, the Company filed motions to transfer both cases to the AFFF MDL. In December 2025, the JPML declined to transfer these cases to the AFFF MDL. In March 2026, one of the cases was remanded to state court. The plaintiffs’ motion to remand the other case remains pending.
Between July 2024 and April 2025, three lawsuits were filed against the Company and other defendants in Virginia state court relating to firefighting personal protective equipment, including turnout gear. In September 2025, the Company removed those three cases to Virginia federal court and moved to transfer them to the AFFF MDL. In December 2025, the JPML declined to transfer one case to the AFFF MDL, and the Company withdrew its motions to transfer the other two cases. The plaintiffs in all three cases moved to remand. One case was remanded to state court in March 2026. The plaintiffs' motions to remand the other two cases remain pending.
Wisconsin
In August 2023, a putative class action lawsuit was filed against the Company and other defendants in federal court by several residents of Oneida County alleging property damage resulting from PFAS contamination they attribute to waste generated from the operations of a paper mill in Rhinelander, Wisconsin that was then incorporated into biosolids. The Company’s motion to dismiss was granted in part and denied in part in June 2025. The case is in class certification expert discovery, and the plaintiffs' motion for class certification is due in July 2026. The court set a trial date in June 2027.
In December 2024, a putative class action lawsuit was filed against the Company in federal court by several private well owners near the Company's Wausau Greystone quarry alleging property damages and medical monitoring costs related to PFAS contamination. The case also includes (non-class) personal injury and property damage claims on behalf of select plaintiffs. In October 2025, the court set a July 24, 2026, deadline for the plaintiffs to move for class certification and set a trial date for November 2027. In March 2026, the court partially granted the Company's motion to dismiss, narrowing certain claims in the case. Discovery is ongoing.
Other PFAS-related Matters
Coordination with Government Authorities
The Company continues to engage with relevant federal and state agencies, including the EPA, the U.S. Department of Justice ("DOJ"), state environmental agencies, and state attorneys general, in connection with information requests, inspections, and other agency actions. The Company is in negotiations with the EPA, the DOJ, and state environmental agencies, including Alabama, Illinois, and Minnesota, regarding potential claims arising under different authorities, including the U.S. Toxic Substances Control Act of 1976 ("TSCA"), the U.S. Clean Water Act of 1972, as amended (the "CWA"), the U.S. Safe Drinking Water Act of 1974, as amended (the "SDWA"), and the Resource Conservation and Recovery Act ("RCRA"), related to the Company’s operations in those states. The Company cannot predict the outcomes of these matters, the actions that may be taken by the regulatory agencies, or the potential consequences to the Company.

Alabama (Decatur)
Grand Jury Matter: The Company previously operated under a 2009 consent order issued under the TSCA (the “2009 TSCA Consent Order”) covering manufacture and use of two PFAS (FBSA and FBSEE) at the Decatur Facility in Alabama, and that prohibits release of these materials into “the waters of the United States.” In March 2019, after learning that these materials may have been released into the Tennessee River from specified processes at the Decatur Facility, the Company halted the manufacture, processing, and use of these materials at the Decatur Facility and voluntarily disclosed the matter to the EPA and ADEM in April 2019. During June and July 2019, the Company implemented controls intended to fully capture wastewater and treat air emissions from the specified processes. The specified processes that were the subject of the Company's April 2019 disclosure are no longer in use.
As previously reported, in December 2019, the Company received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of Alabama ("USAO-NDAL") seeking documents relating to, among other matters, compliance with the 2009 TSCA Consent Order and alleged unpermitted discharges into the Tennessee River from the Decatur Facility. The Company continues to cooperate with the USAO-NDAL, the DOJ, and the EPA with respect to these issues.
In parallel, the Company continues to engage with the EPA, ADEM, the Minnesota Pollution Control Agency ("MPCA") and the Illinois Environmental Protection Agency ("IEPA") related to potential civil claims arising out of the discharges at issue in the above-described grand jury matter and certain discharges of PFAS from the Company's Cottage Grove, Minnesota facility (the "Cottage Grove Facility") and Cordova Facility, which are described below.
Other Regulatory: The Decatur Facility discharges wastewater pursuant to a National Pollutant Discharge Elimination System ("NPDES") permit issued by ADEM. As previously reported, in June 2019 the Company voluntarily disclosed to the EPA and ADEM that certain monthly and quarterly reports contained incorrect values and submitted corrected information. In September 2019, the Company also disclosed to the EPA and ADEM that it had discovered that the Decatur Facility's NPDES permit did not include all PFAS identified in its discharge, and temporarily idled certain manufacturing processes at the Decatur Facility.
The Company submitted an application to ADEM to modify the NPDES permit and implemented additional wastewater treatment controls, which are now operating as the Company continues optimization efforts. ADEM and the Company are discussing the NPDES permit modification application.
In July 2020, the Company and ADEM entered into the ADEM ICO addressing PFAS-related wastewater discharges and air emissions from the Decatur Facility. The ADEM ICO includes requirements relating to ongoing operations (including notices, reporting, analytical and characterization studies, capital improvements, and remediation activities, including on-site and off-site investigations and studies). Compliance with the ADEM ICO or any further investigations may result in additional operating costs and capital expenditures over multiple years.
Illinois/Iowa (Cordova)
The Cordova Facility discharges wastewater pursuant to a NPDES permit issued by the IEPA. As previously reported, in November 2019, the Company disclosed to the EPA, and in January 2020 disclosed to the IEPA, that the Cordova Facility's NPDES permit did not include all PFAS identified in its discharge. As noted above, the Company continues to engage with the EPA and IEPA on potential civil claims related to these discharges. The Company submitted an application to modify the NPDES permit and implemented additional wastewater treatment controls, which are now operating as the Company continues optimization efforts. IEPA and the Company are discussing the NPDES permit modification.
In November 2022, the Company entered into an administrative consent order under the SDWA (the "SDWA ACO") requiring ongoing sampling and surveying of private and public drinking water wells near the Cordova Facility, treatment of private wells within a three-mile radius, and provision of alternate treatment or supply for the City of Camanche, Iowa's public drinking water system. The Company continues to implement the SDWA ACO in coordination with the EPA and the City of Camanche, Iowa.
In January 2025, the Company entered into a consent order (the "RCRA CO") with the EPA under the RCRA requiring the Company to delineate PFAS in soil and groundwater at the Cordova Facility and a surrounding area that extends up to 1/2 mile from the Cordova Facility, including specified soil and groundwater sampling obligations at up to 80 locations in the area extending 5 miles from the Cordova Facility. The Company continues implement the RCRA CO in coordination with the EPA.
Indiana (Hartford City)
In July 2025, the Indiana Department of Environmental Management ("IDEM") issued notices of liability requiring the Company to investigate and remediate hazardous substances, including PFAS, at the Company’s Hartford City, Indiana facility and nearby off-site properties, along with related information requests. The Company responded to the information requests in January 2026 and is engaging with IDEM regarding site investigation work plans.

Kentucky (Cynthiana)
In May 2025, the Company received a subpoena and a letter from the Kentucky Energy and Environment Cabinet ("KEEC") seeking information regarding PFAS and alleged hazardous substances used or released at the Company's Cynthiana, Kentucky facility and directing the Company to develop a site characterization plan to investigate suspected PFAS releases. The Company is engaging with KEEC regarding these issues.
Minnesota
Minnesota 2018 Natural Resources Defense Settlement: As previously disclosed, in the first quarter of 2018, the Company recorded a pre-tax charge of $897 million (inclusive of legal fees and related obligations) in connection with a settlement with the State Minnesota relating to PFAS in certain natural resources in the state (the "MN NRD Settlement"). The MN NRD Settlement established a fund intended to enhance drinking water quality in the East Metropolitan Area of Minneapolis-St. Paul, with projects subject to approval by MPCA and required to be reasonable and necessary. If the fund is depleted, additional funding could be sought from the Company. MPCA and the Company disagree regarding whether certain approved projects satisfy the MN NRD Settlement's conditions and how certain projected long-term operations and maintenance costs should treated in assessing whether the fund is depleted. The Company initiated mediation under the MN NRD Settlement in February 2025, and that process remains ongoing.
Cottage Grove: The Cottage Grove Facility discharges wastewater pursuant to a NPDES permit issued by the MPCA. As previously reported, in early 2020, the Company disclosed to the EPA and MPCA that the Cottage Grove Facility's NPDES permit did not include all PFAS identified in its discharge. As noted above, the Company continues to engage with the EPA and MPCA on potential civil claims related to these discharges. The Company completed construction of a new wastewater treatment system to address PFAS.
The Company continues to work with the MPCA under the previously disclosed May 2007 Settlement Agreement and Consent Order ("SACO") addressing certain PFAS in soil and groundwater at former disposal sites in Washington County, Minnesota (Oakdale and Woodbury) and at the Cottage Grove Facility. The SACO includes obligations relating to evaluating PFAS releases and response actions, including treatment or alternative drinking water where concentrations exceed applicable Minnesota Department of Health ("MDH") health-based values or health risk limits for certain PFAS, remediation of identified sources of other PFAS not controlled by actions addressing PFOA and PFOS, and information-sharing with the MPCA. In January 2024, the MDH issued updated, more stringent, health-based values for PFOA and PFOS, and in October 2024, MDH proposed health risk limits for those PFAS. The Company continues to evaluate potential impacts of these developments on its SACO obligations. The Company also continues to implement the previously disclosed remedial decisions adopted by MPCA in 2008 (Woodbury and Oakdale) and 2009 (Cottage Grove Facility).
In January 2021, MPCA issued a notice of violation addressing the presence of PFAS in wastewater and requiring certain improvements related to the wastewater discharge system at the Cottage Grove Facility. The Company continues to work with MPCA regarding the notice.
In June 2022, MPCA directed the Company to address PFAS in its stormwater discharges from the Cottage Grove Facility. The Company coordinated with MPCA to develop a plan that is in a MPCA order issued in December 2022, which the Company is working to implement.
In May 2025, MPCA issued a final NPDES permit for the Cottage Grove Facility, effective June 1, 2025. The permit includes ultra-low effluent limits for certain PFAS, including limits below current quantification levels for some compounds, and also includes lower, but measurable limits for demonstrating permit compliance. In June 2025, the Company appealed elements of the NPDES permit not related to the discharge limits for PFAS, and a hearing on the appeal was held in March 2026. The Company cannot predict the outcome of the appeal, and depending on its outcome or future potential permit modifications, additional capital or operational expenditures may be required to meet permit requirements. If the Cottage Grove Facility is unable to meet applicable discharge limits, it could have a significant adverse impact on the Company's normal operations and the Company's businesses that receive products and other materials from the Cottage Grove Facility, some of which may not be available in similar quantities or at all from the Company's other facilities, which could in turn impact the Company's ability to fulfill supply obligations to its customers.
Fairmount: In July 2025, MPCA issued a notice of violation alleging stormwater and fire-water discharges containing PFAS at the Company's Fairmont, Minnesota facility and requiring corrective actions, including a stormwater action plan and a soil and groundwater investigation. The Company responded contesting the alleged violations and provided a plan to address the requested corrective actions. The Company continues to engage with the MPCA regarding the alleged violations.
Hutchinson: In March 2023, MPCA issued a notice of violation alleging stormwater discharges containing PFAS at the Company's Hutchinson, Minnesota facility. The Company continues to engage with MPCA regarding the alleged violations.
Wisconsin (Wausau)
In August 2024, the Company received an EPA request for information under CERCLA seeking information and documents regarding PFAS use and disposal at the Company's Greystone facility (the "Greystone Facility") and its downtown facility in

Wausau, Wisconsin. The Company provided responsive information and, in October 2025, the EPA informed the Company it had not identified an immediate need for additional action.
In March 2025, the Wisconsin Department of Natural Resources ("WDNR") notified the Company that it determined there had been a release of hazardous substances from the Greystone Facility based on PFAS detected in groundwater and ordered the Company to submit a site investigation work plan. The Company submitted an initial work plan in June 2025, which WDNR has approved. The Company reported initial sampling results to WDNR in January 2026, and is continuing to engage with WDNR on this matter.
PFAS Litigation, Investigations, and Other Activities Outside the United States
Australia
In May 2025, the New South Wales Environmental Protection Agency issued a notice requiring 3M Australia to investigate and clean up PFAS contamination at a site formerly leased by 3M Australia. 3M is working with the regulator regarding the notice.
The Company is aware of a writ of summons filed against the Company and its subsidiary, 3M Australia Pty Ltd, in the Supreme Court of Victoria in November 2024 on behalf of individuals with connections to property allegedly impacted by Company products containing PFAS. The Company has not been served with the writ, but the service period has been extended to June 8, 2026.
Canada
Since December 2023, numerous PFAS-related actions have been filed against the Company, 3M Canada Company - Compagnie 3M Canada ("3M Canada"), and other defendants in Canada. As of March 31, 2026, a total of sixteen PFAS-related actions were pending in Canadian courts in British Columbia, Manitoba, Newfoundland, Ontario, and Quebec. These matters include class and non-class claims by individuals, municipalities, federal, provincial, and territorial governments, Indian Bands, and other entities for alleged impacts from AFFF and other PFAS-containing products, including property, drinking water, and other natural resources contamination, personal injury, and other damages. These actions remain in early stages.
Europe
Belgium
PFAS manufacturing in Zwijndrecht, Antwerp, Belgium: 3M Belgium, a subsidiary of the Company, owns and operates a facility in Zwijndrecht, Antwerp, Belgium (the "Zwijndrecht Facility") where PFAS manufacturing ceased in 2024 as part of the Company’s global exit from PFAS manufacturing.
3M Belgium continues to engage with the Public Flemish Waste Agency ("OVAM") and other authorities to investigate and remediate PFAS impacts associated with the historical operations at the Zwijndrecht Facility, including with respect to soil, groundwater, wastewater treatment, and a nearby ring road construction project in Antwerp (the "Oosterweel Project"). Over the years, regulatory proceedings have included permit reviews, appeals, parliamentary investigations, and ongoing remediation oversight.
In August 2024, the province of Antwerp approved 3M Belgium's latest application for modifying its water discharge permit related to certain PFAS parameters. Following an appeal against the permit by a local non-profit organization, in March 2025, the Flemish government confirmed the permit. The Flemish government's confirmation was judicially appealed by a Belgian non-profit organization. 3M Belgium cannot predict the outcome of such judicial appeal and is therefore unable to assess whether the current Zwijndrecht Facility wastewater treatment system, or currently conceived additional treatment technology, will be able to meet the ultimately determined permit limits with respect to ongoing non-PFAS manufacturing at the Zwijndrecht Facility. It is possible that the outcome of the appeal or future permit amendments will alter discharge limits and will require additional actions to reduce legacy sources of PFAS, or that the wastewater treatment system there will be unable to meet future discharge limits. If 3M Belgium is unable to meet the eventual discharge limits, such development could have a significant adverse impact on 3M Belgium's normal operations and the Company's businesses that receive products and other materials from the Zwijndrecht Facility, some of which may not be available or available in similar quantities from the Company's other facilities, which could in turn impact these businesses' ability to fulfill supply obligations to their customers.
Soil remediation and environmental law compliance in Belgium:
Flemish government actions and the 2022 Flemish Remediation Agreement: In July 2022, 3M Belgium entered into a remediation agreement with the Flemish government (the “Flemish Remediation Agreement”) under which 3M Belgium committed €571 million to address issues associated with PFAS relating to the Zwijndrecht Facility, including enhancements to site discharge control technologies, support for qualifying local commercial farmers impacted by restrictions on sale of agricultural products, ongoing off-site descriptive soil investigations, amounts to address certain identified priority remedial actions (which may include supporting additional actions as required under the Decree on Soil Remediation and Soil Protection (the "Flemish Soil Decree")), funds to be used by the Flemish government in its sole discretion in connection with PFAS emissions from the Zwijndrecht Facility, and support for the Oosterweel Project in cash and support services. The Flemish Remediation Agreement contains certain provisions ending litigation and providing certain releases of liability for 3M Belgium, while preserving the Flemish government's regulatory authority. The Company recorded a pre-tax charge of approximately $500 million in connection with the Flemish Remediation Agreement in the first half of 2022.
Recently, the Flemish government requested a series of technical meetings with 3M Belgium regarding the scope and implementation of 3M Belgium’s commitments under the Flemish Remediation Agreement. 3M Belgium is continuing regular interactions with the government on these topics.
Soil/groundwater remediation: Consistent with Flemish environmental law, 3M Belgium has submitted to OVAM required descriptive soil investigations (“DSIs”), conducted by an accredited third-party soil remediation expert, to assess areas of potential PFAS contamination that may require remediation. In the fourth quarter of 2025, OVAM required 3M Belgium to submit an additional DSI relating to ultra-short chain PFAS by June 2026.
The accredited third-party soil remediation expert has prepared multiple remedial action plans ("RAPs") that have been approved by OVAM and implementation activities are underway. 3M Belgium also submitted additional required RAPs, which OVAM deemed to be not in conformity with the Flemish Soil Decree. OVAM provided extensions of time for 3M Belgium to revise and re-submit each RAP OVAM found to be non-conforming. 3M Belgium representatives continue to engage with the Flemish authorities regarding further soil remediation and related groundwater actions in connection with the Flemish Soil Decree.
Changes to Flemish Soil Decree: Certain regulatory decisions and executive actions relating to remediation standards under the Flemish Soil Decree have been challenged, annulled, withdrawn, or repealed and remain subject to judicial or administrative review. In January 2026, 3M learned that one or more non-governmental organizations ("NGOs") appealed the Flemish government's withdrawal of a temporary action framework setting soil and groundwater values for evaluating PFAS remediation. 3M Belgium is unable to predict the ultimate outcome of this regulatory review process and any changes to existing standards could impose additional financial and remedial obligations on 3M Belgium depending on the standards ultimately adopted.
In May 2024, the Flemish government adopted legislation expanding OVAM's authority to require financial assurances and allocate remediation costs to various parties, which could result in additional, unknown financial obligations for 3M Belgium depending on future regulatory determinations. To date, no such financial assurances or allocation of remediation costs have been sought or imposed on 3M Belgium.
Other litigation: As of March 31, 2026, eighteen actions against 3M Belgium were pending in Belgian civil courts, and 3M Belgium has also received pre-litigation notices from others in Belgium indicating potential claims. These matters include claims by individuals, municipalities, and other entities for alleged PFAS impacts, including soil, wastewater, and rainwater contamination, nuisance, tort liability, personal injury, and requests for injunctive relief.
While most of the actions are in early stages, one matter resulted in provisional damages awards of €500 to each of four family members living near the Zwijndrecht Facility. Approximately 1,400 individuals have petitioned to intervene in a "follow-on action" primarily alleging nuisance claims. The Belgian court has not yet determined whether to permit the intervention. After a February 2026 hearing, the court ordered additional briefing for an additional hearing scheduled to be held in November 2026.
In December 2023, 3M Belgium, 3M Company, and several additional 3M entities were named in a lawsuit identifying approximately 1,400 individuals as plaintiffs. The lawsuit, which is separate from the follow-on action described in the preceding paragraph, alleges defective products and unlawful acts, including by 3M entities as directors or shareholders of 3M Belgium, among other claims. At an introductory hearing in November 2024, the case was stayed with no new deadlines established.
In June 2024, Lantis, an entity involved in the Oosterweel Project, filed a lawsuit against 3M Belgium seeking damages related to soil storage costs and other alleged claims. The parties resolved certain claims in November 2025, while the remaining claims are proceeding, with all pre-hearing submissions scheduled to be completed by November 2026.
Other investigations: As previously disclosed, the Company is aware of criminal complaints filed against 3M Belgium with an Antwerp investigatory judge alleging, among other things, violations of environmental care obligations relating to unlawful waste abandonment. Additional parties reportedly joined the complaints. 3M Belgium has not been served with any of the complaints and has been cooperating with the investigation.
Germany
Government interactions related to PFAS manufacturing in Gendorf, Germany: Dyneon GmbH ("Dyneon"), a limited liability company wholly owned by the Company's German subsidiary, 3M Deutschland GmbH, and prior operators of the Gendorf, Germany facility (the "Gendorf Facility") commissioned a voluntary feasibility study by an independent soil consultant evaluating the potential feasibility, environmental impact, approaches, and related costs for remediating PFOA in soil and groundwater around the Gendorf Facility. The study was shared with the competent German authority, which provided feedback and requested additional investigations and measures. Dyneon has agreed to sponsor environmental studies related to potential soil disposal solutions. A local authority indicated that Dyneon should contribute to those soil disposal solutions.

In July and August 2025, authorities issued orders requiring Dyneon to plan a hydraulic barrier to capture a PFOA plume in groundwater originating from the Gendorf Facility and assess remediation measures in and around the site. In August and September 2025, Dyneon appealed these orders and enforceability is suspended by this appeal. Dyneon continues discussions with authorities regarding potential future remedial actions related to the Gendorf Facility.
Litigation: In July 2025, Dyneon received pre-litigation notices from two German cities and a private citizen seeking payment for alleged costs associated with PFAS-impacted soil encountered during construction works.
The Netherlands
In May 2023, the government of the Netherlands sent 3M Belgium a notice of liability stating that it believes 3M Belgium to be liable for damages related to alleged PFAS contamination in the Netherlands. The notice purports to identify claims by the Dutch government and references potential damages to other parties. 3M Belgium has met with representatives of the Dutch government to discuss the notice as well as with parties whose interests the Dutch government may also represent.
Certain private groups in the Netherlands have indicated that they may bring legal claims on behalf of one or more parties for purported damages allegedly caused by PFAS. In December 2024, the Dutch Fishermen's Association, on behalf of an individual fisherman, filed a lawsuit in a Dutch court naming 3M Belgium and the Company as defendants, alleging that PFAS from 3M Belgium’s Zwijndrecht Facility impacted certain aspects of the Dutch fishing industry, and seeking damages from alleged PFAS contamination. A hearing for that matter is scheduled for the fourth quarter of 2026.
Other Environmental Matters
In July 2018, the Company, along with more than 120 other companies, was served with a complaint filed by Occidental Chemical Corporation ("Occidental") seeking cost recovery and contribution relating to remediation of approximately eight miles of the Lower Passaic River in New Jersey. Occidental alleges that it agreed to design and fund an estimated $165 million sediment removal and capping remedy addressing eight chemicals of concern, including PCBs and dioxins, and seeks to allocate those costs among the defendants, including the Company. The Company’s alleged connection to the site relates to its historical use of two commercial drum conditioning facilities in New Jersey. The Company's potential contribution, if any, has not been determined.
In January 2025, the EPA issued a notice of violation that was received by the Cottage Grove Facility in February 2025. The notice is based on a 2021 EPA RCRA inspection and asserted observations relating to hazardous waste management practices for certain containers and tanks and related recordkeeping. Certain items were corrected during the inspection, and the Company responded to the notice in March 2025.
In July 2024, the Company received a violation notice from the IEPA alleging regulatory violations relating to certain air emissions of volatile organic material at the Cordova Facility. The Company has responded to the violation notice.
In January 2026, the Company received a violation notice from IEPA alleging regulatory violations tied to emissions of volatile organic material at the Cordova Facility. The Company responded to the notice and is cooperating with IEPA.
Environmental Liabilities
The Company periodically evaluates contingent liabilities associated with the environmental matters and litigation described above to determine whether losses are probable and reasonably estimable based on historical experience, ongoing developments, and discussions regarding potential resolutions. For the matters described under "Environmental Matters", unless otherwise described below, no liability has been recorded because the Company believes a loss is not both probable and reasonably estimable and the Company is unable to estimate a possible loss or range of possible loss at this time.
During the first quarter of 2026, the Company increased its accrual for PFAS-related environmental matters and made related payments, primarily due to interest accretion associated with the PWS Settlement. As of March 31, 2026 and December 31, 2025, the Company had recorded “other environmental liabilities” of $7.8 billion ($0.8 billion within other current liabilities and $7.0 billion within other liabilities on the Company’s consolidated balance sheet) and $7.7 billion ($0.7 billion within other current liabilities and $7.0 billion within other liabilities on the Company’s consolidated balance sheet), respectively. These accruals represent the Company’s estimate of probable losses associated with the PFAS-related environmental matters described above. The Company is unable to estimate a possible loss or range of possible loss in excess of the amounts accrued at this time.
As of March 31, 2026, the Company recorded $39 million of liabilities for estimated costs for non-PFAS environmental matters related to the investigation, treatment, or removal of hazardous substances at current or former Company manufacturing sites and certain third-party sites. The Company evaluates each site quarterly and records remediation liabilities on an undiscounted basis when costs are probable and reasonably estimable, generally no later than completion of feasibility studies or commitment to a remediation plan. Estimates are based primarily on internal and third-party environmental studies, the extent and nature of contamination, expected remedial approaches, and participation and financial viability of other potentially responsible parties. The Company adjusts recorded liabilities as additional information becomes available or circumstances change. The Company expects to pay the amounts recorded over remediation periods that currently extend up to approximately 20 years.

Estimating environmental compliance and remediation costs involve significant uncertainties, including evolving scientific and regulatory standards, changes in environmental laws, permissible contaminant levels, or enforcement policies, development of new analytical or remediation technologies; allocation of liability among responsible parties, and the financial condition of co-responsible parties and indemnitors. For sites where remediation activities are substantially complete and remaining obligations primarily relate to operation, maintenance, or monitoring, the Company believes the risk of loss in excess of recorded amounts would not be material to the Company’s consolidated results of operations or financial condition. For sites where remediation activities remain ongoing, the Company cannot estimate a possible loss or range of possible loss in excess of recorded accruals due to the uncertainties described above.
Non-Environmental Product Matters
Impact of Certain Prior Transactions
On April 1, 2008, the Company acquired Aearo Technologies (“Aearo”) in a stock purchase transaction. Aearo manufactured and sold various products, including personal protective equipment such as eye, ear, head, face, fall, and certain respiratory protection products. The Company is subject to legal proceedings relating to both Aearo’s pre-acquisition and post-acquisition operations. Two significant categories of legal proceedings involving the Company and Aearo relate to: Aearo’s respirator business and Aearo’s Dual-Ended Combat Arms – Version 2 Earplugs products. These legal proceedings, including agreements among the Company, Aearo, and other parties that affect the allocation of potential liability, are described below.
Non-Aearo Respirator Mask/Asbestos Litigation
Background of Non-Aearo Respirator Mask/Asbestos Litigation
As of March 31, 2026, the Company is a named defendant, together with multiple co-defendants, in numerous lawsuits pending in various courts that collectively involve approximately 3,900 individual claimants, compared to approximately 3,700 individual claimants with actions pending as of December 31, 2025.
The vast majority of resolved or pending lawsuits and claims allege use of the Company’s mask or respirator products and seek damages for alleged personal injury arising from occupational exposures to asbestos, silica, coal mine dust, or other occupational dusts found in products manufactured by other defendants or generally present in the workplace. A minority of the resolved or pending lawsuits and claims allege personal injury from occupational exposure to asbestos from products previously manufactured by the Company, which are often unspecified, as well as products manufactured by other defendants or, in some cases, exposure at Company premises.
The Company’s current volume of new and pending matters is substantially lower than at the peak of filings in 2003. Claims alleging more serious injuries, including mesothelioma, other malignancies, and black lung disease, are expected to represent a greater proportion of total claims than in prior periods. Over more than two decades, the Company has prevailed in nineteen of the twenty cases tried to a jury.
Based on prior trial outcomes, the Company believes that its respiratory protection products perform effectively when used as intended and that claimants have been unable to establish a causal connection between their alleged medical conditions, even if significant, and the Company’s respiratory protection products. Nonetheless, the Company’s litigation experience indicates that claims alleging more serious injuries, including mesothelioma, other malignancies, and black lung disease, are costlier to litigate and resolve than the claims of unimpaired persons. As a result, the Company expects the average cost of resolving pending and future claims on a per-claim basis to remain higher than it experienced in prior periods dominated by medically unimpaired claimants.
In 2003, West Virginia, through its Attorney General, filed a complaint, amended in 2005, against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia. The amended complaint seeks substantial, but unspecified compensatory damages, primarily for reimbursement of workers' compensation and healthcare costs allegedly incurred for all workers with occupational pneumoconiosis, as well as unspecified punitive damages. In October 2019, the court severed the State’s unfair trade practices claim, which seeks civil penalties of up to $5,000 per violation under the West Virginia Consumer Credit and Protection Act ("WVCCPA") based on allegations that certain statements regarding the Company's 8710 respirators, last sold in the United States in 1998, were misleading. An initial bench trial commenced in January 2025 and remains ongoing with periodic trial days. Issues presented include the statute of limitations, the applicable penalty period under the WVCCPA, and whether the 8710 respirators performed as advertised. The amount, if any, of civil penalties would be determined in subsequent proceedings. An expert witness retained by the State has estimated that the Company sold over five million respirators in West Virginia during the relevant period, and the State has alleged that each respirator sold constitutes a separate violation under the WVCCPA. The Company disputes these estimates and the State's interpretation of what constitutes a separate violation under the WVCCPA. The Company has asserted multiple defenses, including that its marketing did not violate the WVCCPA, and that the claims are time-barred under the applicable statute of limitations. No liability has been recorded for this matter because the Company believes a loss is neither probable nor reasonably estimable at this time, and is unable to estimate a possible loss or range of loss due to unresolved factual and legal issues.

On December 22, 2025, West Virginia filed an additional complaint in the Circuit Court of Kanawha County, West Virginia alleging violations of the WVCCPA related to the Company's 8210 respirators. The Company removed the case to federal court on December 23, 2025. West Virginia moved to remand the case to state court. In February 2026, the Company opposed West Virginia’s motion to remand and simultaneously moved to dismiss the complaint. In April 2026, the court denied West Virginia's motion to remand and granted the Company's motion to dismiss the complaint with prejudice.
Non-Aearo Respirator Mask/Asbestos Liabilities
The Company regularly evaluates its respirator mask/asbestos liabilities based on a comprehensive review of current and historical claims data, including the number and nature of pending claims, the mix of alleged exposure substances between asbestos, silica, coal, or other occupational dusts, the mix of claims alleging exposures relating to use of the Company’s mask or respirator products versus claims relating to asbestos-containing products allegedly manufactured by the Company, defense and resolution costs, and trends in claim filings and costs. The Company also engages a third party with expertise in analyzing such data to assist in estimating the costs to defend and resolve pending and future claims.
Based on this analysis, the Company records accruals reflecting its estimate of probable losses. Developments that could affect these estimates include, changes in claim volume or mix, defense and resolution costs, trial and appellate outcomes, applicable law and procedure, and financial condition of co-defendants and insurers.
As of March 31, 2026 and December 31, 2025, the Company's accruals for non-Aearo respirator mask/asbestos liabilities and defense costs were $460 million and $473 million, respectively. These accruals represent the Company’s estimate of probable loss and an estimation period for future claims extending through approximately 2050. The Company cannot estimate the amount or upper end of the range by which actual liabilities may exceed recorded accruals due to inherent uncertainty in projecting future claims, the application of joint and several liability principles, and the potential impact of future developments.
Aearo Respirator Mask/Asbestos Litigation
Background of Aearo Respirator Mask/Asbestos Litigation
Aearo manufactured and sold certain respiratory protection products prior to its acquisition by the Company. Aearo, together with certain prior owners of its respirator business and, in some cases, the Company is named as a defendant in numerous lawsuits in various courts alleging personal injury from occupational exposures to asbestos, silica, coal mine dust, or other occupational dusts, generally involving workplace conditions or products manufactured by other defendants.
Aearo Respirator Mask/Asbestos Liabilities
As of March 31, 2026, the Company, through its Aearo subsidiary, recorded accruals of $58 million for product liabilities and defense costs related to current and future Aearo-related asbestos, silica-related, and coal mine dust claims. Responsibility for defense costs, settlements, and judgments is shared among Aearo and other parties and their insurers pursuant to an informal arrangement based on the number of years each company sold applicable respiratory products and the years of exposure alleged by the plaintiff.
Aearo’s potential liability is further limited by a 1995 agreement with Cabot Corporation ("Cabot"), under which Cabot retains responsibility for certain claims involving respirators sold prior to July 11, 1995, subject to Aearo paying a quarterly $100,000 fee and Cabot being able to meet its obligations in these matters. Under this arrangement, Aearo's exposure is generally limited to claims alleging exposures on or after January 1, 1997. To date, Aearo has elected to continue participating in this arrangement.
Future developments, including changes in claim volume, costs, legal outcomes, allocation among co-defendants, or the financial viability of payor parties and insurers, could materially affect Aearo's liabilities and cause the actual amount of these liabilities for existing and future claims to be significantly larger than the amount accrued. Due to these uncertainties, the Company cannot estimate the amount or range of amounts by which Aearo’s liabilities may exceed recorded accruals.
Combat Arms Earplugs Litigation
Background of Combat Arms Earplugs Litigation
Aearo manufactured and sold Dual-Ended Combat Arms – Version 2 Earplugs (the "CAE") beginning in approximately 1999. Following the Company's acquisition of Aearo in 2008, the Company sold CAE until they were discontinued in 2015. The Company and Aearo believe the CAE were effective and safe when used properly, but faced litigation from a significant number of claimants in a consolidated multidistrict litigation ("CAE MDL") in U.S. District Court for the Northern District of Florida ("CAE MDL Court") and a coordinated state court proceeding in the 4th Judicial District, County of Hennepin, Minnesota.
In August 2023, the Company, Aearo, and related entities entered into a settlement arrangement (as amended, the “CAE Settlement”), intended to resolve substantially all existing and potential claims related to the CAE in the CAE MDL and coordinated Minnesota state court proceeding. The CAE Settlement was structured to promote broad claimant participation and does not constitute an admission of liability or wrongdoing.

Under the CAE Settlement, the Company agreed to contribute up to $6.0 billion between 2023 and 2029, subject to claimant participation thresholds being met and the Company receiving a full release of claims involving the CAE.
In March 2024, the Company announced that, claimant participation rates exceeded 99%, which exceeded the required 98% participation threshold. As a result, the Company commenced payments pursuant to the payment schedule in the CAE Settlement. In September 2025, the CAE MDL Court confirmed that all cases in the CAE MDL had been resolved as of that time. Other litigation may continue or be filed inside or outside the CAE MDL, including in international jurisdictions. For example, the Company is aware of a writ of summons filed in Australia and has received a Letter Before Action in the United Kingdom, both on behalf of purported users of the CAE.
Combat Arms Earplugs Liabilities
As a result of the CAE Settlement, the Company recorded a pre-tax charge of $4.2 billion in the third quarter of 2023, reflecting the discounted present value of the Company's $5.3 billion pre-tax contributions to the CAE Settlement (discounted at an estimated 5.6% interest rate at the settlement time), net of the Company's then-existing accrual of $1.1 billion related to this matter.
During the first quarter of 2026, the Company increased its existing accrual for CAE primarily for interest accretion on the CAE Settlement which was offset by related payments. As of March 31, 2026 and December 31, 2025, and the Company had accrued liabilities related to the CAE litigation of $2.2 billion ($1.3 billion within other current liabilities and $0.9 billion within other liabilities on the Company’s consolidated balance sheet) and $2.4 billion ($1.4 billion within other current liabilities and $1.0 billion within other liabilities on the Company’s consolidated balance sheet), respectively. These accruals represent the Company’s estimate of probable losses associated with the CAE litigation. The Company is unable to estimate a possible loss or range of possible loss in excess of the amounts accrued at this time.
Watson Grinding
In March 2026, judgment was entered in Texas state court on a verdict from a November 2025 trial, where a jury determined the Company was partially liable in connection with claims related to gas detection services provided by a former subsidiary, Detcon, Inc., which the Company sold in August 2019. The March 2026 judgment is part of proceedings in Houston, Texas captioned In Re January 24th Explosion Litigation, Master Docket No. 2021-15294, relating to a January 2020 explosion at a Watson Grinding facility in Houston. Over 1,900 claimants allege claims against multiple defendants. Jury trials took place in June 2025 and November 2025, and additional trials are scheduled in 2026. In the June 2025 trial, a jury determined the Company was partially liable. The Company appealed the judgment entered following that trial, and that appeal remains pending. If post-trial briefing of the March 2026 judgment is unsuccessful, the Company intends to appeal that judgment. No liability has been recorded for these judgments because the Company believes a loss is neither probable nor reasonably estimable at this time, and is unable to estimate a possible loss or range of loss due to unresolved factual and legal issues.
Other Matters
In May 2023, an incident at the Company's Prairie du Chien, Wisconsin facility resulted in an employee fatality. The U.S. Department of Labor’s (“DOL”) Occupational Safety and Health Administration (“OSHA”) initiated an investigation and, as reflected in a DOL press release dated November 7, 2023, issued two citations to the Company alleging willful safety violations.
In September 2024, the Company entered into a settlement agreement with OSHA and the DOL relating to the incident that included an immaterial payment amount and did not include a finding of willful safety violations.
In October 2024, the Company received a grand jury subpoena from the U.S. Attorney’s Office for the Western District of Wisconsin seeking records relating to, among other matters, the Prairie du Chien facility, the incident, workplace injuries at Prairie du Chien and certain other Company facilities, and OSHA inspections at other Company facilities. The Company has substantially complied with the subpoena and will continue to cooperate with the investigation.
Insurance Recoveries
The Company is pursuing insurance recoveries to offset a portion of its liabilities, including those described above. For respirator mask/asbestos, CAE, and PFAS-related litigation and liabilities, recovery efforts are ongoing through litigation in U.S. courts, arbitration proceedings, mediations, and negotiations with insurers.
During the three months ended March 31, 2026, the Company recorded insurance recovery benefits of $277 million related to respirator mask/asbestos, CAE, and PFAS-related matters. Under the CAE Settlement, insurance recoveries under relevant policies are contributed to the qualified settlement fund as part of the settlement consideration.
The timing and amount of insurance recoveries, remain uncertain and may be affected by factors including delays in or disputes regarding insurer payments; potential insurer insolvency, the outcome of negotiations or coverage litigation; and insurers’ asserted coverage defenses or exclusions. The Company does not expect its aggregate liabilities to be fully covered by applicable insurance and, to the extent coverage is available, liabilities are expected to exceed the applicable insurance policy limits.

Note 16. Business Segments
3M’s businesses are organized and managed in three business segments: Safety and Industrial; Transportation and Electronics; and Consumer — based on differences in markets, products, technologies and services. These segments bring together related 3M technologies, enhance innovation and provide efficient resource sharing. As an integrated enterprise, 3M has substantial intersegment cooperation, cost allocations and inventory transfers. Accordingly, management does not represent that these segments, if operated independently, would report the operating income information shown.
3M discloses business segment operating income as its measure of segment profit, which is reconciled to both total 3M operating income and income before taxes. This measure excludes certain expenses and income not allocated to business segments (as described below in “Corporate”). Business segment disclosures consider information used by/provided to 3M's CODM, who is the chief executive officer. The CODM uses business segment operating income to allocate resources in the planning and forecasting process and in reviews of results and overall market activity.
Effective in the first quarter of 2026, the measure of segment operating performance and segment composition used by the CODM changed. As a result, 3M’s disclosed measure of segment profit and other segment-related amounts were updated to align with these changes. The financial information presented herein reflects the impact of these changes for all periods presented. These include:
•Reflecting manufactured PFAS products activity and net costs for respirator mask/asbestos litigation special items within Corporate: Previously, these special items were included in the Transportation and Electronics segment and Safety and Industrial segment, respectively. Elements related to manufactured PFAS products activity are now included in Corporate, with sales and income (loss) reflected as a special item. Net costs related to respirator mask/asbestos are now also reflected in Corporate, within the net costs for significant litigation Corporate special item.

Business Segment Information

	Three months ended March 31,
Net sales (millions)	2026	2025
Safety and Industrial	$2,930	$2,745
Transportation and Electronics	1,848	1,816
Consumer	1,131	1,124
Total reportable business segment net sales	5,909	5,685
Corporate	121	269
Total Company	$6,030	$5,954

Significant segment expenses and operating performance (millions)
Safety and Industrial
Cost of sales	$1,571	$1,470
Selling, general and administrative expenses	452	451
Research, development and related expenses	131	125
Safety and Industrial operating income	776	699
Transportation and Electronics
Cost of sales	1,095	1,066
Selling, general, administrative expenses	233	251
Research, development and related expenses	121	109
Transportation and Electronics operating income	399	390
Consumer
Cost of sales	687	669
Selling, general and administrative expenses	196	204
Research, development and related expenses	31	32
Consumer operating income	217	219
Total reportable business segment operating income	1,392	1,308
Corporate
Corporate-level (expense) income	34	50
Corporate special items:
Net (costs) benefit from significant litigation	170	(74)
(Loss) gain on business divestitures	(7)	—
Manufactured PFAS products	(126)	(38)
Transformation costs	(66)	—
Total Corporate	5	(62)
Total Company operating income	1,397	1,246

Other expense/(income), net	519	(139)
Income before income taxes	$878	$1,385

	Three months ended March 31,
Depreciation and amortization (millions)	2026	2025
Safety and Industrial	$144	$139
Transportation and Electronics	88	88
Consumer	40	39
Corporate	54	24
Total	$326	$290

Capital expenditures (millions)
Safety and Industrial	$85	$78
Transportation and Electronics	58	78
Consumer	11	11
Corporate	71	69
Total	$225	$236

Assets (millions)	March 31, 2026	December 31, 2025
Business segment assets:
Inventories
Safety and Industrial	$1,635	$1,636
Transportation and Electronics	1,072	1,068
Consumer	741	694
Total business segment assets	3,448	3,398
All other current assets	10,945	12,989
Total non-current assets	21,043	21,346
Total assets	$35,436	$37,733
"Business segment assets" represent inventories, based on the extent of business segment information regularly provided to 3M's CODM.
Business segment depreciation reflected above is based on the underlying usage of assets and allocated depreciation.
Corporate: Outside of 3M's reportable segments, 3M has Corporate which is not a reportable business segment as it does not meet the segment reporting criteria. Because Corporate includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.
Corporate operating income (loss) includes:
•Corporate-level (expense) income includes:
◦certain enterprise and governance activities resulting in unallocated corporate costs and other activity or costs that 3M may choose not to allocate directly to its business segments,
◦commercial activity with Solventum following its April 2024 spin-off from 3M, as well as certain operations of 3M’s former health care business segment that were retained by 3M, and
◦transition arrangement agreements (e.g., fees charged by 3M, net of underlying costs) related to divested businesses, including those related to Solventum.
•Corporate special items include, for the periods presented:
◦net costs for significant litigation impacting operating income (loss),
◦manufactured PFAS products activity
◦(loss) gain on business divestitures (see Note 3), and
◦transformation program restructuring (see Note 5) and related charges.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of 3M’s financial statements with a narrative from the perspective of management. The MD&A should be read in conjunction with 3M's consolidated financial statements and the accompanying notes to the consolidated financial statements. 3M’s MD&A is presented in the following sections:
•Overview
•Results of Operations
•Performance by Business Segment
•Financial Condition and Liquidity
•Forward-Looking Statements
Forward-looking statements in Part I, Item 2 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to the section entitled "Forward-Looking Statements" in Part I, Item 2 and described in Part I, Item 1A, "Risk Factors" of the Company's Form 10-K for the year ended December 31, 2025 for discussion of these risks and uncertainties).
Overview
3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services.
As discussed in Note 1, certain changes are reflective in this document for all applicable periods presented. Effective in the first quarter of 2026, the Company made changes to the measure of segment operating performance and segment composition used by its CODM, impacting the disclosed measure of segment profit (business segment operating income). Further details are provided in Note 16.
3M manages its operations in three operating business segments: Safety and Industrial; Transportation and Electronics; and Consumer. From a geographic perspective, "EMEA" refers to Europe, the Middle East, and Africa on a combined basis.

Unless otherwise noted, all year-over-year ("YoY") comparisons in this MD&A refer to the first quarter of 2026 compared with the first quarter of 2025.
Financial highlights for the first quarter of 2026:

	Three months ended March 31, 2026
	GAAP	Adjusted(a)
Net sales (millions)	$6,030	$6,003
Total sales change	1.3%	3.9%
Organic sales change(b)	(1.4)%	1.2%
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
Net sales change was driven by strength in electrical markets, adhesives, abrasives, and aerospace—supported by commercial excellence and innovation. These were partially offset by weakness in consumer electronics, auto, roofing granules and consumer, and the YoY impact of the manufactured PFAS products special item.

	Three months ended March 31, 2026
	GAAP		Adjusted(a)
Operating income margin	23.2%		23.8%
YoY change in operating income margin	2.3	ppts	0.3	ppts
GAAP operating margins were affected by the YoY impact of special items. The primary drivers were lower net costs for significant litigation, reflecting increased insurance recoveries (discussed in Note 15). These were partially offset by higher costs related to manufactured PFAS products and 2026 transformation costs.
Outside of special items, both GAAP and adjusted operating margins reflect benefits from growth, broad-based productivity, and favorable foreign currency impacts, partially offset by tariff impacts, cost dis-synergies (from the exit of PFAS manufacturing and the 2024 spin of Solventum), and growth investments.

	Three months ended March 31, 2026
	GAAP	Adjusted(a)
Earning per diluted share (EPS)	$1.23	$2.14
YoY change in EPS	(40)%	14%
GAAP EPS YoY was affected by the net impact of special items, including those impacting operating income discussed above, as well as by the negative impact from the decrease in Solventum's share price during the period in 2026 compared to an increase in 2025.
Outside of special items, both GAAP and adjusted EPS reflect the impact of the other operating income items discussed above, while a lower share count provided additional benefits. EPS also benefited from tax timing and reduced pension expense, partially offset by higher interest costs (apart from special items).
3M completed its exit of PFAS manufacturing at the end of 2025 as discussed in Note 15. Decisions or circumstances associated with the extent and type of remaining activity at particular locations and impacts on assets and potential obligations, among other factors, could result in additional expenses.
Additional information regarding certain items impacting pre-2026 periods that may also be relevant in 2026 can be found in the Overview section of Part II, Item 7 as well as in further sections of 3M’s 2025 Annual Report on Form 10-K.

Results of Operations
Net Sales: Discussion of business segment results is provided in the Performance by Business Segment section. Information regarding sales by geographic area is included below.

	Three months ended March 31, 2026
	Americas	Asia Pacific	EMEA	Worldwide
Net sales (millions)	$3,153	$1,783	$1,094	$6,030
% of worldwide sales	52.3%	29.6%	18.1%	100.0%
Components of net sales change:
Organic sales(b)	(2.6)	2.0	(3.2)	(1.4)
Divestitures(c)	(0.2)	—	—	(0.1)
Translation	1.1	1.6	9.9	2.8
Total sales change	(1.7)%	3.6%	6.7%	1.3%
(c)    Acquisition and divestiture sales change impacts are measured separately for the first twelve months post-transaction.

Operating Expenses:	Three months ended March 31,
(Percent of net sales)	2026	2025	Change
Cost of sales	59.3%	58.4%	0.9%
Selling, general and administrative expenses (SG&A)	12.3	15.9	(3.6)
Research, development and related expenses (R&D)	5.1	4.8	0.3
Loss (gain) on business divestitures	0.1	—	0.1
Operating income margin	23.2%	20.9%	2.3%
Cost of Sales measured as a percent of sales: Increases in the first quarter of 2026 were primarily due to cost dis-synergies due to the PFAS exit and tariff impacts, partially offset by ongoing manufacturing productivity initiatives. See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
SG&A measured as a percent of sales: Decreases were primarily impacted by benefits from insurance recoveries reducing net costs from significant litigation. See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
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
Interest expense (net of interest income) decreased YoY driven by reduced imputed interest associated with the obligations resulting from the PWS Settlement and the CAE Settlement (discussed in Note 15).
The non-service pension and postretirement net cost decreased approximately $30 million YoY. See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
Solventum ownership - change in value resulted in a YoY headwind of $699 million in the first quarter of 2026 as Solventum's share price decreased during the period in 2026 compared to an increase in 2025.

Provision for Income Taxes:	Three months ended March 31,
(Percent of pre-tax income)	2026	2025
Effective tax rate	25.2%	19.1%
Adjusted effective tax rate(a)	17.5	20.9
The primary factors that increased the Company's effective tax rate YoY were the tax impacts of 3M's retained ownership interest in Solventum, partially offset by increased tax benefits from stock-based compensation.

Income from Unconsolidated Subsidiaries, Net of Taxes:	Three months ended March 31,
(Millions)	2026	2025
Income from unconsolidated subsidiaries, net of taxes	$2	$2
Income from unconsolidated subsidiaries, net of taxes, is attributable to the Company’s accounting under the equity method for ownership interests in certain entities. In the second quarter of 2025, 3M sold its interest in one of these investments.

Net Income Attributable to Noncontrolling Interest:	Three months ended March 31,
(Millions)	2026	2025
Net income attributable to noncontrolling interest	$6	$6
Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The primary noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.
Certain Expenses Impacting Multiple Line Items within Results of Operations:
Stock compensation impacts cost of sales, SG&A, and R&D. YoY stock compensation expense was relatively consistent.
Pre-tax defined benefit pension and postretirement service cost expense impacts cost of sales, SG&A, and R&D while the non-service cost component of pension and postretirement benefits impacts the other expense (income), net line item. Refer to Note 12 for additional information.
Pre-tax stock compensation expense and defined benefit pension and postretirement expense for the periods presented were the following:

	Three months ended March 31,
Pre-tax amounts (millions)	2026	2025
Stock compensation expense	$80	$85

Defined benefit pension and postretirement benefit expense
Service cost	$39	$41
Non-service cost (benefit)	(2)	28
Total defined pension and postretirement expense	$37	$69
Performance by Business Segment
Disclosures relating to 3M’s business segments are provided in Note 16. 3M manages its operations in three business segments. The reportable segments are Safety and Industrial; Transportation and Electronics; and Consumer.

Safety and Industrial Business:	Three months ended March 31,
	2026	2025
Sales (millions)	$2,930	$2,745
Sales change analysis:
Organic sales(b)	3.2%
Translation	3.6
Total sales change	6.8%

Business segment operating income (millions)	$776	$699
Percent change	11.0%
Percent of sales	26.5%	25.5%
First quarter 2026 results: Sales in Safety and Industrial were up 6.8 percent in U.S. dollars.
Organic sales increased in electrical markets, industrial adhesives and tapes, abrasives, personal safety and automotive aftermarket, and decreased in roofing granules and industrial specialties. Progress on commercial excellence and innovation drove growth, partially offset by weakness in roofing granules.
Business segment operating income margins increased YoY, driven by benefits from growth and broad-based productivity. These benefits were partially offset by tariffs, continued growth investments and cost dis-synergies from the exit of PFAS manufacturing.

Transportation and Electronics Business:	Three months ended March 31,
	2026	2025
Sales (millions)	$1,848	$1,816
Sales change analysis:
Organic sales(b)	(0.3)%
Divestitures(c)	(0.3)
Translation	2.4
Total sales change	1.8%

Business segment operating income (millions)	$399	$390
Percent change	2.2%
Percent of sales	21.6%	21.5%
First quarter 2026 results: Sales in Transportation and Electronics were up 1.8 percent in U.S. dollars.
Organic growth was driven by strength in semiconductor, data center, aerospace, and commercial branding, partially offset by market weakness in consumer electronics, and auto.
Business segment operating income margins increased YoY, driven by benefits from growth and broad-based productivity. These benefits were partially offset by tariffs, continued growth investments and cost dis-synergies from the exit of PFAS manufacturing.

Consumer Business:	Three months ended March 31,
	2026	2025
Sales (millions)	$1,131	$1,124
Sales change analysis:
Organic sales(b)	(1.3)%
Translation	1.9
Total sales change	0.6%

Business segment operating income (millions)	$217	$219
Percent change	(0.6)%
Percent of sales	19.2%	19.5%
First quarter 2026 results: Sales in Consumer were up 0.6 percent in U.S. dollars.
Organic sales increased in home and auto care, were flat in consumer safety and well-being, and decreased in packaging and expression and home improvement. Overall growth was constrained by weak U.S. consumer discretionary spending, with pockets of strength in select products (for example, Scotch-Brite™) and international markets providing partial offset.
Business segment operating income margins decreased YoY, reflecting tariffs, continued growth investments and cost dis-synergies from the exit of PFAS manufacturing, partially offset by benefits from productivity.
Corporate: Outside of 3M's reportable segments, 3M has Corporate which is not a reportable business segment as it does not meet the segment reporting criteria. Because Corporate includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis. Corporate is further described in Note 16.
Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section below and Note 16 for details on the components of corporate special items and their impact. Corporate-level income decreased YoY in the first quarter 2026, primarily due to Solventum-related items.

Certain amounts adjusted for special items - (non-GAAP measures)
In addition to reporting financial results in accordance with U.S. GAAP, 3M also provides certain non-GAAP measures. These measures are not in accordance with, nor are they a substitute for GAAP measures, and may not be comparable to similarly titled measures used by other companies.
Certain measures adjust for the impacts of special items. Special items for the periods presented include the items described in the section entitled “Description of special items”. Because 3M provides certain information with respect to business segments, it is noteworthy that special items impacting operating income (loss) are reflected in Corporate.
This document contains measures for which 3M provides the reported GAAP measure and a non-GAAP measure adjusted for special items. The document also contains additional measures which are not defined under U.S. GAAP. These measures and reasons 3M believes they are useful to investors (and, as applicable, used by 3M) include:

GAAP amounts for which a measure adjusted for special items is also provided:	Reasons 3M believes the measure is useful
•Net sales (and sales change)	Considered in evaluating and managing operations; useful in understanding underlying business performance, provides additional transparency to special items
•Operating income (loss) and operating income (loss) margin
•Income before taxes
•Provision for income taxes and effective tax rate
•Net income
•EPS
Special items for the periods presented include:
Net costs for significant litigation:
•These relate to 3M's respirator mask/asbestos (which include Aearo and non-Aearo items), PFAS-related other environmental, and Combat Arms Earplugs matters (as discussed in Note 15). Net costs include the impacts of changes in accrued liabilities (including interest imputation on applicable settlement obligations), legal costs, and insurance recoveries, along with the associated tax impacts. Associated tax impacts of significant litigation include impacts on Foreign Derived Intangible Income ("FDII"), Net Controlled Foreign Corporation Tested Income ("NCTI"), foreign tax credits, and tax costs of repatriation. 3M does not consider the elements of the net costs associated with these matters to be normal, operating expenses related to the Company’s ongoing operations, revenue generating activities, business strategy, industry, and regulatory environment.
Gain/loss on business divestitures:
•In the third quarter of 2025, 3M classified a business as held for sale. In the first quarter of 2026, 3M reflected an adjustment to carrying it at its selling price less cost to sell. See Note 3 for additional information.
Manufactured PFAS products:
•These amounts relate to sales and income (loss) regarding manufactured PFAS products that 3M exited by the end of 2025. Income does not contemplate impacts on non-operating items such as net interest income/expense and the non-service cost components portion of defined benefit plan net periodic benefit costs.
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

	Three months ended March 31, 2025
Total Company (Dollars in millions, except per share amounts)	Net sales	Operating income	Operating income margin	Income before taxes	Provision for income taxes	Effective tax rate	Net income attributable to 3M	EPS
Total company
GAAP amounts	$5,954	$1,246	20.9%	$1,385	$265	19.1%	$1,116	$2.04
Adjustments for special items:
Net costs for significant litigation	—	74		224	(2)		226	0.41
Manufactured PFAS products	(174)	38		38	9		29	0.06
Solventum ownership - change in value	—	—		(343)	—		(343)	(0.63)
Total special items	(174)	112		(81)	7		(88)	(0.16)
Adjusted amounts (non-GAAP measures)	$5,780	$1,358	23.5%	$1,304	$272	20.9%	$1,028	$1.88

	Three months ended March 31, 2026
Total Company (Dollars in millions, except per share amounts)	Net sales	Sales change	Operating income	Operating income margin	Income before taxes	Provision for income taxes	Effective tax rate	Net income attributable to 3M	EPS	EPS percent change
Total company
GAAP amounts	$6,030	1.3%	$1,397	23.2%	$878	$221	25.2%	$653	$1.23	(40)%
Adjustments for special items:
Net costs (benefit) from significant litigation	—		(170)		(45)	(25)		(20)	(0.04)
Loss on business divestitures	—		7		7	1		6	0.01
Manufactured PFAS products	(27)		126		126	31		95	0.18
Solventum ownership - change in value	—		—		356	—		356	0.67
Transformation costs	—		66		66	16		50	0.09
Total special items	(27)		29		510	23		487	0.91
Adjusted amounts (non-GAAP measures)	$6,003	3.9%	$1,426	23.8%	$1,388	$244	17.5%	$1,140	$2.14	14%

	Three months ended March 31, 2026
Sales change	Organic sales	Divestitures	Translation	Total sales change
Total company	(1.4)%	(0.1)%	2.8%	1.3%
Remove manufactured PFAS products special item impact	2.6	—	—	2.6
Adjusted total company (non-GAAP measures)	1.2%	(0.1)%	2.8%	3.9%
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
3M maintains a strong liquidity profile. The Company believes its primary short-term liquidity needs can be met through cash on hand and U.S. commercial paper issuances. 3M expects to have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. The Company had no commercial paper outstanding as of March 31, 2026 and December 31, 2025.
Total debt: The strength of 3M’s credit profile and significant ongoing cash flows provide 3M proven access to capital markets. Additionally, the Company’s debt maturity profile is staggered to help make refinancing needs in any given year reasonable in proportion to the total portfolio. As of the date of this report, 3M had the following credit ratings:

Credit rating agency	Long-term rating	Outlook
Moody's Investors Service	A3	Stable
S&P Global Ratings	BBB+	Stable
Fitch Ratings	A-	Stable

The Company’s total debt at March 31, 2026, remained largely consistent with December 31, 2025, as there were no material debt maturities or issuances during the quarter.
In February 2026, the Company renewed its "well-known seasoned issuer" shelf registration statement, which registers an indeterminate amount of debt or equity securities for future issuance and sale.
Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 11.
3M has a principal amount of long-term debt of $1.5 billion which will mature in 2026. The Company's financial condition and liquidity enable it to address these obligations by refinancing, redemption, or both.
3M has a $4.25 billion five-year revolving credit facility that expires in May 2028. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lenders' discretion), bringing the total facility up to $5.25 billion. The credit facility was undrawn at March 31, 2026. Under the $4.25 billion credit facility, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (based on amounts defined in the amended agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At March 31, 2026, 3M was in compliance with this requirement. Debt covenants do not restrict the payment of dividends.
In the first quarter of 2026, as discussed in Note 11, 3M entered into a $1.45 billion term loan facility which was undrawn as of March 31, 2026. The facility was established to provide financing flexibility in connection with the Madison acquisition and venture formation described in Note 3.
The Company also had $0.6 billion in stand-alone letters of credit, bank guarantees, and other similar instruments issued and outstanding at March 31, 2026. These instruments are utilized in connection with normal business activities.
Cash, cash equivalents and marketable securities: Cash, cash equivalents and marketable securities are invested in bank instruments and other high quality securities. The table below provides the breakout of the balance between the Company's foreign subsidiaries and the United States as of March 31, 2026 and December 31, 2025.

(Billions)	March 31, 2026	December 31, 2025
Foreign subsidiaries	$3.4	$3.5
United States	0.8	2.4
Total cash, cash equivalents and marketable securities	$4.2	$5.9
The decrease from December 31, 2025, was primarily driven by $2.0 billion in purchases of treasury stock, $0.4 billion in dividend payments and $0.3 billion in payments associated with CAE legal settlement and PFAS-related environmental liabilities. Outflows associated with the CAE and PFAS matters were largely offset by $0.3 billion in insurance recoveries (as discussed in Note 15). In addition, overall outflows were partially offset by $0.3 billion in proceeds from the issuances of treasury shares pursuant to option/benefit plans (see "Cash Flows from Operating Activities" section below for further discussion).
Current equity investments: Current equity investments consist of 3M's ownership interest in Solventum. As of March 31, 2026, 3M owned approximately 15% of Solventum's common stock, with a fair value of $1.7 billion. As previously disclosed, 3M expects to sell its ownership in Solventum within five years of its 2024 spin-off. Sales of 3M's retained stake are subject to regulatory and other restrictions.
Balance Sheet: 3M’s strong balance sheet and liquidity provide the Company with significant flexibility to fund its numerous opportunities going forward. The Company intends to continue investing in its operations to drive growth, including continual review of acquisition opportunities.
Cash Flows: Discussions of cash flows from operating, investing and financing activities are provided in the sections that follow.
Cash Flows from Operating Activities:
Cash flows from operating activities can fluctuate significantly from period to period, as working capital movements, tax timing differences and other items such as litigation payments can significantly impact cash flows.
In the first three months of 2026, cash flows provided by operating activities increased by $0.7 billion YoY, primarily driven by lower net payments associated with PFAS-related environmental liabilities and the CAE legal settlement driven by insurance recoveries.
Working capital, defined as current assets minus current liabilities, decreased from December 31, 2025. This decrease was primarily driven by a reduction in current assets, including lower balances of cash, cash equivalents, and marketable securities, and a decrease in the fair value of 3M's remaining interest in Solventum.

Cash Flows from Investing Activities:
Investments in PP&E enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. 3M invested $0.2 billion on PP&E in the first three months of 2026. The Company expects 2026 capital spending to be approximately $1.1 billion as 3M continues to invest in growth, productivity and sustainability.
Purchases of marketable securities and investments and proceeds from maturities and sale of marketable securities and investments are primarily attributable to certificates of deposit/time deposits, commercial paper, and other securities, which are classified as available-for-sale. Refer to Note 14 for more details about 3M’s diversified marketable securities portfolio.
Cash Flows from Financing Activities:
3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. Refer to Note 11 for more detail regarding debt.
In February 2025, 3M’s Board of Directors replaced the Company’s 2018 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $7.5 billion of 3M’s outstanding common stock, with no pre-established end date. Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In the first three months of 2026, the Company purchased $2.0 billion of its own stock, compared to $1.3 billion of stock purchases in the first three months of 2025. As of March 31, 2026, approximately $2.7 billion remained available under the authorization. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company also had $0.3 billion in proceeds from issuance of treasury stock pursuant to stock option and benefit plans in the first three months of 2026.
3M has paid dividend continuously since 1916. In February 2026, 3M's Board of Directors declared a first-quarter 2026 dividend of $0.78 per share, an increase of 7 percent.
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
Material Cash Requirements from Known Contractual and Other Obligations: See the Financial Condition and Liquidity - Material Cash Requirements from Known Contractual and Other Obligations section of Item 7 of 3M's 2025 Annual Report on Form 10-K.
Forward-Looking Statements
Certain statements in this document, as well as other filings we make with the United States Securities and Exchange Commission (“SEC”) and other written and oral information we release, including statements regarding our performance, estimates, expectations, beliefs, intentions, projections, strategies for the future, costs and effects of legal proceedings, or other events or developments in the future are considered "forward-looking statements" under the federal securities laws, including the Private Securities Litigation Reform Act of 1995, as amended (the "PSLRA"). Forward-looking statements may appear throughout this document and are typically identified by the words "aim," "anticipate," "believe," "can," "continue," "could," "estimate," "evaluate," "expect," "forecast," "future," "goal," "guidance," "impact," "initial," "intend," "likely," "may," "outlook," "plan," "possible," "potential," "predict," "probable," "project," "seek," "should," "strategy," "target," "will," "would," and other words that are similar to, or have the opposite meanings, of those words.
All forward-looking statements are intended to enjoy the protection of the PSLRA’s safe harbor for forward looking-statements, as well as the protections provided by other securities laws. Forward-looking statements speak only as of the date they are made and the Company assumes no obligation to update or revise any forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements.

Although the Company believes it has a reasonable basis for the forward-looking statements it makes, those statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Changes in those assumptions, expectations, or other factors could produce materially different results. The most important risks, uncertainties, and other factors that could cause the Company's actual results to differ from the Company's forward-looking statements include: (1) worldwide economic, political, regulatory, international trade, geopolitical, tariffs, and retaliatory counter measures, capital markets, and other external conditions, (2) foreign currency exchange rates and fluctuations in those rates, (3) liabilities and contingencies related to PFAS, including liabilities related to claims, lawsuits, and government regulatory proceedings concerning various PFAS-related products and chemistries, as well as risks related to the Company's exit of PFAS manufacturing and work to discontinue use of PFAS across its product portfolio, (4) risks related to the PWS Settlement to resolve claims by public water suppliers in the United States regarding PFAS, as well as risks related to ongoing PFAS-related settlements and claims, (5) legal proceedings, including significant developments that could occur in the legal and regulatory proceedings described in the Company's reports on Form 10-K, 10-Q, and 8-K, as well as compliance risks related to legal or regulatory requirements, government contract requirements, policies and practices, or other matters that require or encourage the Company or its customers, suppliers, vendors, or channel partners to conduct business in a certain way, (6) competitive conditions and customer preferences, (7) the timing and market acceptance of new product and service offerings, (8) the availability and cost of purchased components, compounds, raw materials and energy due to shortages, increased demand and wages, tariffs, supply chain interruptions, or natural or other disasters, (9) unanticipated problems or delays when implementing new business systems and solutions, including with the phased implementation of a global enterprise resource planning system, or security breaches and other disruptions to the Company's information or operational technology infrastructure, (10) use of artificial intelligence technologies, (11) the impact of acquisitions, strategic alliances, divestitures, and other strategic events resulting from portfolio management actions and other evolving business strategies, (12) operational execution, including the extent to which the Company can realize the benefits of planned productivity improvements, as well as the impact of organizational restructuring activities, (13) financial market risks that may affect the Company's funding obligations under defined benefit pension and postretirement plans, (14) the Company’s credit ratings and its cost of funding, (15) tax-related external conditions, including changes in tax rates, laws, or regulations, (16) matters relating to the Company's Aearo Entities, Combat Arms Earplugs Settlement, and related products, and (17) matters relating to the spin-off of Solventum, the Company's former Health Care business, into an independent public company.
Those risks, uncertainties, and other factors are further described in Part I, Item 1A, "Risk Factors" of the Company's Form 10-K for the year ended December 31, 2025. For additional information concerning factors that may cause actual results to differ materially from the Company's forward-looking statements, see the Company's reports on Form 10-K, 10-Q, and 8-K filed with the SEC from time to time.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M's 2025 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until March 31, 2026.
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

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended March 31, 2026
PART II. Other Information
Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 17, “Commitments and Contingencies,” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
Item 1A. Risk Factors
There have been no material changes to the risk factors described in Part I, Item 1A, "Risk Factors" of the Company's Form 10-K for the year ended December 31, 2025.
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
Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1 - 31, 2026	4,651,658	$159.75	4,649,443	$3,893
February 1 - 28, 2026	1,640,600	164.58	1,640,600	3,623
March 1 - 31, 2026	5,827,079	153.14	5,825,995	2,731
January 1 - March 31, 2026	12,119,337	157.23	12,116,038
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
Item 5. Other Information
Insider Trading Arrangements and Policies
During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
Filed herewith:

3.1	Certificate of Incorporation, as amended as of December 4, 2017, is incorporated by reference from our Form 8-K dated December 7, 2017.
3.2	Amended and Restated Bylaws, as adopted as of February 7, 2023, are incorporated by reference from our Form 8-K dated February 8, 2023.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
95	Mine Safety Disclosures.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Date: April 21, 2026
	By	/s/ Anurag Maheshwari
Anurag Maheshwari,

Executive Vice President and Chief Financial Officer (Mr. Maheshwari is a Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)