Form 10-Q
period 2026-06-30
3M CO
filed 2026-07-21
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2026
Common Stock, $0.01 par value per share	515,722,417 shares

3M COMPANY
Form 10-Q for the Quarterly Period Ended June 30, 2026

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended June 30, 2026
PART I. Financial Information
Item 1. Financial Statements
3M Company and Subsidiaries
Consolidated Statement of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Millions, except per share amounts)	2026	2025	2026	2025
Net sales	$6,500	$6,344	$12,530	$12,298

Operating expenses
Cost of sales	3,817	3,646	7,391	7,124
Selling, general and administrative expenses	1,061	1,267	1,805	2,212
Research, development and related expenses	302	288	610	573
Loss on business divestitures	336	3	343	3
Total operating expenses	5,516	5,204	10,149	9,912
Operating income	984	1,140	2,381	2,386

Other expense (income), net	(136)	217	383	78

Income before income taxes	1,120	923	1,998	2,308
Provision for income taxes	183	245	404	510
Income of consolidated group	937	678	1,594	1,798

Income from unconsolidated subsidiaries, net of taxes	1	47	3	49
Net income including noncontrolling interest	938	725	1,597	1,847

Less: net income attributable to noncontrolling interest	5	2	11	8
Net income attributable to 3M	$933	$723	$1,586	$1,839

Earnings per share attributable to 3M common shareholders:
Weighted average 3M common shares outstanding — basic	519.7	537.4	524.4	540.6
Earnings per share — basic	$1.79	$1.35	$3.02	$3.40

Weighted average 3M common shares outstanding — diluted	522.4	540.6	527.6	544.2
Earnings per share — diluted	$1.78	$1.34	$3.01	$3.38
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Millions)	2026	2025	2026	2025
Net income including noncontrolling interest	$938	$725	$1,597	$1,847
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(2)	339	(97)	510
Defined benefit pension and postretirement plans adjustment	47	49	94	107
Cash flow hedging instruments	1	(83)	16	(112)
Total other comprehensive income (loss), net of tax	46	305	13	505
Comprehensive income including noncontrolling interest	984	1,030	1,610	2,352
Comprehensive (income) attributable to noncontrolling interest	(5)	(2)	(8)	(8)
Comprehensive income attributable to 3M	$979	$1,028	$1,602	$2,344
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

(Dollars in millions, except per share amount)	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$2,955	$5,235
Marketable securities	375	698
Accounts receivable — net of allowances of $51 and $61	3,927	3,533
Inventories	3,770	3,661
Prepaids	492	391
Assets held for sale	—	46
Other current assets	2,593	2,823
Total current assets	14,112	16,387
Property, plant and equipment — net	6,877	7,101
Goodwill	6,374	6,419
Intangible assets — net	1,053	1,103
Other assets	6,508	6,723
Total assets	$34,924	$37,733
Liabilities and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,647	$1,670
Accounts payable	3,108	2,702
Accrued payroll	522	718
Liabilities held for sale	—	55
Other current liabilities	6,102	4,450
Total current liabilities	11,379	9,595
Long-term debt	10,904	10,932
Pension and postretirement benefits	1,502	1,631
Other liabilities	8,134	10,828
Total liabilities	31,919	32,986
Commitments and contingencies (Note 15)
3M Company shareholders’ equity:
Common stock par value, $.01 per share; 944,033,056 shares issued	9	9
Shares outstanding - June 30, 2026: 515,722,417; December 31, 2025: 530,279,131
Additional paid-in capital	7,540	7,440
Retained earnings	38,633	38,258
Treasury stock, at cost	(38,177)	(35,936)
Shares at June 30, 2026: 428,310,639; December 31, 2025: 413,753,925
Accumulated other comprehensive income (loss)	(5,053)	(5,069)
Total 3M Company shareholders’ equity	2,952	4,702
Noncontrolling interest	53	45
Total equity	3,005	4,747
Total liabilities and equity	$34,924	$37,733
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

	Six months ended June 30,
(Millions)	2026	2025
Cash flows from operating activities
Net income including noncontrolling interest	$1,597	$1,847
Adjustments to reconcile net income including noncontrolling interest to net cash provided by (used in) operating activities
Depreciation and amortization	661	580
Company pension and postretirement contributions	(73)	(61)
Company pension and postretirement expense	73	135
Stock-based compensation expense	121	129
Loss on business divestitures	343	3
Deferred income taxes	120	217
Changes in assets and liabilities
Accounts receivable	(414)	(419)
Inventories	(132)	(240)
Accounts payable	421	182
Other — net	(1,157)	(3,406)
Net cash provided by (used in) operating activities	1,560	(1,033)

Cash flows from investing activities
Purchases of property, plant and equipment (PP&E)	(448)	(444)
Proceeds from sale of PP&E and other assets	14	21
Purchases of marketable securities and investments	(294)	(419)
Proceeds from maturities and sale of marketable securities and investments	622	2,130
Proceeds from (payments for) sale of businesses, net of cash sold	(326)	5
Other — net	9	(3)
Net cash provided by (used in) investing activities	(423)	1,290

Cash flows from financing activities
Repayment of debt (maturities greater than 90 days)	—	(1,250)
Proceeds from debt (maturities greater than 90 days)	—	1,099
Purchases of treasury stock	(2,993)	(2,227)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	364	988
Dividends paid to shareholders	(813)	(786)
Other — net	(16)	(15)
Net cash provided by (used in) financing activities	(3,458)	(2,191)

Effect of exchange rate changes on cash and cash equivalents	(5)	46

Net increase (decrease) in cash and cash equivalents, including cash classified within assets held for sale	(2,326)	(1,888)
Less: net increase (decrease) in cash classified within assets held for sale	(46)	—
Net increase (decrease) in cash and cash equivalents	(2,280)	(1,888)
Cash and cash equivalents at beginning of year	5,235	5,600
Cash and cash equivalents at end of period	$2,955	$3,712
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
Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to current period presentation. Also, effective in the first and second quarters of 2026, the Company made changes to the measure of segment operating performance and segment composition used by its chief operating decision maker ("CODM"). These changes impacted the disclosed measure of segment profit and other segment-related amounts as further described in Note 16. 3M's disclosed disaggregated revenue was also updated as a result of these changes (see Note 2). Information provided herein reflects the impact of these changes for all periods presented.
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
Note 2. Revenue
Disaggregated Revenue Information: The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three months ended June 30,		Six months ended June 30,
Net sales (millions)	2026	2025	2026	2025
Abrasives	$342	$338	$691	$655
Automotive Aftermarket	283	291	587	581
Electrical Markets	391	349	747	674
Industrial Adhesives and Tapes	642	568	1,246	1,111
Industrial Specialties Division	326	294	612	582
Personal Safety	965	882	1,877	1,732
Roofing Granules	142	135	261	267
Total Safety and Industrial Business segment	3,091	2,857	6,021	5,602

Advanced Materials	162	148	309	291
Automotive and Aerospace	485	474	969	949
Commercial Branding and Transportation	737	689	1,377	1,305
Electronics	682	633	1,259	1,215
Total Transportation and Electronics Business segment	2,066	1,944	3,914	3,760

Consumer Safety and Well-Being	289	280	567	554
Home and Auto Care	318	306	646	605
Home Improvement	362	374	673	700
Packaging and Expression	278	310	492	535
Total Consumer Business segment	1,247	1,270	2,378	2,394

Corporate	96	273	217	542
Total Company	$6,500	$6,344	$12,530	$12,298

	Three months ended June 30,		Six months ended June 30,
Net sales by geographic area (millions)	2026	2025	2026	2025
Americas	$3,516	$3,482	$6,669	$6,689
Asia Pacific	1,870	1,782	3,653	3,504
Europe, Middle East and Africa	1,114	1,080	2,208	2,105
Worldwide	$6,500	$6,344	$12,530	$12,298

	Three months ended June 30,		Six months ended June 30,
Net sales by particular country (millions)	2026	2025	2026	2025
United States	$2,802	$2,817	$5,302	$5,403
China/Hong Kong	859	754	1,637	1,470
Note 3. Acquisitions and Divestitures
Refer to Note 5 to the Consolidated Financial Statements in 3M's 2025 Annual Report on Form 10-K for more information on relevant pre-2026 acquisitions and divestitures.
Previously Announced Acquisition:
In July 2026, 3M, in partnership with Bain Capital ("Bain"), completed the acquisition of Madison Fire & Rescue ("Madison") for $1.95 billion, subject to closing and other adjustments. Madison offers a portfolio of rescue technology and fire-suppression products. Under related agreements, 3M and Bain established a venture to which 3M contributed its self-contained breathing apparatus business ("SCBA") and Bain contributed cash. The venture utilized the contribution and purchased Madison, while drawing on its term loan facility. 3M will consolidate the venture, of which it owns 50.1%. On a consolidated basis, 3M received net proceeds of approximately $0.7 billion in the third quarter of 2026 from closing of the transactions, reflecting proceeds from the term loan facility and Bain's contribution, net of amounts used to acquire Madison. Madison will be combined with SCBA within 3M's Safety and Industrial segment. Bain's noncontrolling interest is redeemable after five years, will be presented outside of permanent equity in the consolidated balance sheet and measured at the greater of its initial carrying amount updated for its share of earnings or estimated redemption value, affecting net income attributable to 3M. Features of Bain's interest, along with other venture exit and liquidity provisions, also result in a derivative instrument that will be carried at fair value.
Given the acquisition's close on July 1, 2026, 3M will provide preliminary amounts recognized for major classes of assets acquired and liabilities assumed, including intangible assets and goodwill, in the third quarter.
Divestitures:
In April 2026, 3M completed the sale of its precision grinding and finishing business, formerly within the Safety and Industrial business. This business was classified as held for sale in the third quarter of 2025. 3M recorded a pre-tax charge of $159 million for the excess of its carrying value over its selling price less cost to sell in 2025 and an insignificant amount in 2026 for subsequent changes. This charge and related changes were reported within Corporate and reflected in loss on business divestitures on the consolidated statement of income. The transaction did not involve proceeds, but a balance of cash, subject to closing and other adjustments, was left in the transferring business and an amount was paid to purchaser at close. The business has annual sales of approximately $130 million and its operating income, excluding the charge reflected in Corporate, was not material.
In the second quarter of 2026, 3M approved and completed the divestiture of its Dyneon GmbH subsidiary, a manufacturer of PFAS prior to 3M's exit from PFAS manufacturing by the end of 2025 (included in Corporate — see Note 16). The transaction resulted in a $324 million pre-tax loss on business divestiture that was recorded within Corporate. The transaction did not involve proceeds, but a balance of cash was left in the transferring business and an amount was paid to purchaser at close. An accrued amount, subject to closing and other adjustments, is payable to purchaser upon finalization of those adjustments, expected later in 2026. Refer to Note 15 for discussion of indemnifications related to certain legal matters associated with this transaction.
The below summarizes the carrying amounts of the major classes of assets and liabilities classified as held for sale in the consolidated balance sheet:

(Millions)	December 31, 2025
Assets held for sale
Cash and cash equivalents	$46
Inventories	27
Property, plant and equipment — net	96
Other assets	18
Valuation allowance on assets held for sale	(141)
Total assets held for sale	$46
Liabilities held for sale
Pension and postretirement benefits	$(23)
Other liabilities	(14)
Valuation allowance on liabilities held for sale	(18)
Total liabilities held for sale	$(55)

Note 4. Goodwill and Intangible Assets
Goodwill: The change in the carrying amount of goodwill by business segment was as follows:

(Millions)	Safety and Industrial	Transportation and Electronics	Consumer	Corporate	Total Company
Balance as of December 31, 2025	$4,571	$1,525	$265	$58	$6,419
Translation and other(a)	(33)	(8)	(4)	—	(45)
Balance as of June 30, 2026	$4,538	$1,517	$261	$58	$6,374
(a)     The amounts in the “Translation and other” primarily relate to changes in foreign currency exchange rates.
As of June 30, 2026, the Company's accumulated goodwill impairment loss is $0.3 billion.
Acquired Intangible Assets: The carrying amount and accumulated amortization of the Company's acquired finite-lived intangible assets and the balances of non-amortizable intangible assets are presented below:

	June 30, 2026			December 31, 2025
(Millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets
Customer related	$1,244	$(961)		$1,239	$(925)
Patents and technology	545	(524)		573	(544)
Definite-lived tradenames	482	(329)		482	(318)
Other	48	(31)		47	(30)
Total	$2,319	$(1,845)	$474	$2,341	$(1,817)	$524
Indefinite lived intangible assets(b)			579			579
Total intangible assets — net			$1,053			$1,103
(b)    Indefinite lived intangible assets primarily consists of certain tradenames acquired by 3M that are not amortized because they have existed for over 60 years, maintain leading-market share positions, are continuously renewed, and are associated with products expected to generate cash flows for 3M for an indefinite period.
Amortization expense follows:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2026	2025	2026	2025
Amortization expense	$24	$26	$49	$52
Expected amortization expense for acquired amortizable intangible assets recorded as of June 30, 2026 follows:

(Millions)	Remainder of 2026	2027	2028	2029	2030	2031	After 2031
Amortization expense	$51	$84	$59	$57	$56	$56	$111
Note 5. Restructuring Actions
Transformation Costs: In the third quarter of 2025, 3M began a transformation program intended as a structural redesign of longer-term manufacturing, distribution, and business process services and locations. In the second quarter and first six months of 2026, management approved and committed to additional actions resulting in a pre-tax charge of $74 million and $118 million, respectively, primarily employee related. Charges related to this initiative are reflected in Corporate (see Note 16) and primarily impacted selling, general and administrative expenses and cost of sales. The accrued restructuring liability was $25 million as of December 31, 2025 and $66 million as of June 30, 2026, reflecting new charges partially offset by cash payments. Additional actions are expected and are subject to management's future approval and commitment.

Note 6. Supplemental Income Statement Information
Other expense (income), net:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2026	2025	2026	2025
Interest expense(a)	$202	$237	$416	$492
Interest income	(32)	(50)	(81)	(129)
Pension and postretirement net periodic benefit cost (benefit)(b)	(3)	23	(5)	51
Solventum ownership - change in value(c)	(303)	7	53	(336)
Total	$(136)	$217	$383	$78
(a)     Interest expense related to outstanding debt is as follows below. Interest expense in the table above also includes imputed interest associated with the obligations resulting from the PWS Settlement, New Jersey Settlement, and CAE Settlement (all discussed in Note 15).

	Three months ended June 30,		Six months ended June 30,
(Millions)	2026	2025	2026	2025
Interest expense related to outstanding debt	$106	$116	$212	$226
(b)     Pension and postretirement net periodic benefit income described in the table above includes all components of defined benefit plan net periodic benefit cost (benefit) except service cost, which is reported in various operating expense lines. Refer to Note 12 for additional details on the components of pension and postretirement net periodic benefit cost (benefit).
(c)     Solventum ownership - change in value relates to the change in value of 3M's retained ownership interest in common stock of Solventum Corporation, an independent public company ("Solventum"), in connection with 3M's spin-off its former health care business completed in April 2024 ("Solventum Spin-off"). As of June 30, 2026 and December 31, 2025, the balance of unrealized gain on this investment was $1.4 billion and $1.5 billion, respectively.
Currency Effects: 3M estimates that year-on-year foreign currency transaction effects impacted pre-tax income (loss) approximately as follows. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

	Three months ended June 30,		Six months ended June 30,
(Millions)	2026	2025	2026	2025
Year-on-year change in pre-tax income (loss) from foreign currency transactions	$(13)	$(30)	$(39)	$(25)
Note 7. Supplemental Balance Sheet Information
Inventories

(Millions)	June 30, 2026	December 31, 2025
Finished goods	$1,776	$1,744
Work in process	1,124	1,126
Raw materials and supplies	870	791
Total inventories	$3,770	$3,661
Property, Plant & Equipment

(Millions)	June 30, 2026	December 31, 2025
Property, plant and equipment	$23,887	$23,922
Less: accumulated depreciation	(17,010)	(16,821)
Property, plant and equipment — net	$6,877	$7,101
Operating Leases

(Millions)	Location on face of balance sheet	June 30, 2026	December 31, 2025
Right of use assets	Other assets	$596	$516
Current liability	Other current liabilities	162	167
Noncurrent liability	Other liabilities	447	363
Supplier Finance Program Obligations
Under supplier finance programs, 3M agrees to pay participating banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices, generally within 90 days of the invoice date. 3M or the banks may terminate the agreements with advance notice. Separately, the banks may have arrangements with the suppliers that provide them the option to request early payment from the banks for invoices confirmed by 3M. 3M's outstanding balances of confirmed invoices in the programs as of June 30, 2026 and December 31, 2025 were each approximately $0.3 billion. These amounts are included within accounts payable on 3M's consolidated balance sheet.

Note 8. Supplemental Equity and Comprehensive Income Information
Common stock ($.01 par value per share) of 3 billion shares is authorized. Preferred stock, without par value, of 10 million shares is authorized but unissued.
Cash dividends declared and paid totaled $0.78 and $0.73 per share for the first and second quarters of 2026 and 2025, respectively, or $1.56 and $1.46 per share for the first six months of 2026 and 2025, respectively.
The table below presents the consolidated changes in equity for the three and six months ended June 30, 2026 and 2025:

	3M Company Shareholders				Noncontrolling interest	Total equity
(Millions)	Common stock and additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)
Balance at March 31, 2026	$7,509	$38,162	$(37,309)	$(5,099)	$48	$3,311
Net income		933			5	938
Other comprehensive income (loss), net of tax				46	—	46
Dividends declared		(401)				(401)
Stock-based compensation	40					40
Reacquired stock			(991)			(991)
Issuances pursuant to stock option and benefit plans		(61)	123			62
Balance at June 30, 2026	$7,549	$38,633	$(38,177)	$(5,053)	$53	$3,005
Balance at March 31, 2025	$7,310	$37,432	$(34,747)	$(5,531)	$59	$4,523
Net income		723			2	725
Other comprehensive income (loss), net of tax				305	—	305
Solventum spin-off		(14)		11		(3)
Dividends declared		(390)				(390)
Stock-based compensation	44					44
Reacquired stock			(946)			(946)
Issuances pursuant to stock option and benefit plans		(58)	151			93
Balance at June 30, 2025	$7,354	$37,693	$(35,542)	$(5,215)	$61	$4,351
Balance at December 31, 2025	$7,449	$38,258	$(35,936)	$(5,069)	$45	$4,747
Net income		1,586			11	1,597
Other comprehensive income (loss), net of tax				16	(3)	13
Dividends declared		(813)				(813)
Stock-based compensation	100					100
Reacquired stock			(3,003)			(3,003)
Issuances pursuant to stock option and benefit plans		(398)	762			364
Balance at June 30, 2026	$7,549	$38,633	$(38,177)	$(5,053)	$53	$3,005
Balance at December 31, 2024	$7,238	$36,797	$(34,462)	$(5,731)	$52	$3,894
Net income		1,839			8	1,847
Other comprehensive income (loss), net of tax				505	—	505
Solventum spin-off		(14)		11		(3)
Dividends declared		(786)				(786)
Purchase of noncontrolling interest					1	1
Stock-based compensation	116					116
Reacquired stock			(2,221)			(2,221)
Issuances pursuant to stock option and benefit plans		(143)	1,141			998
Balance at June 30, 2025	$7,354	$37,693	$(35,542)	$(5,215)	$61	$4,351

The table below presents the changes in accumulated other comprehensive income (loss) attributable to 3M ("AOCI"), including the reclassifications out of AOCI by component:

(Millions)	Cumulative translation adjustment	Defined benefit pension and postretirement plans adjustment	Cash flow hedging instruments, unrealized gain (loss)(a)	Total accumulated other comprehensive income (loss)
Balance at March 31, 2026, net of tax:	$(2,612)	$(2,404)	$(83)	$(5,099)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(9)	—	(5)	(14)
Amounts reclassified out	—	62	7	69
Total other comprehensive income (loss), before tax	(9)	62	2	55
Tax effect(b)	7	(15)	(1)	(9)
Total other comprehensive income (loss), net of tax	(2)	47	1	46
Balance at June 30, 2026, net of tax:	$(2,614)	$(2,357)	$(82)	$(5,053)
Balance at March 31, 2025, net of tax:	$(2,782)	$(2,705)	$(44)	$(5,531)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	287	(7)	(91)	189
Amounts reclassified out	—	71	(14)	57
Total other comprehensive income (loss), before tax	287	64	(105)	246
Tax effect(b)	52	(15)	22	59
Total other comprehensive income (loss), net of tax	339	49	(83)	305
Solventum spin-off	—	11	—	11
Balance at June 30, 2025, net of tax:	$(2,443)	$(2,645)	$(127)	$(5,215)
Balance at December 31, 2025, net of tax:	$(2,520)	$(2,451)	$(98)	$(5,069)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(76)	—	8	(68)
Amounts reclassified out	—	125	15	140
Total other comprehensive income (loss), before tax	(76)	125	23	72
Tax effect(b)	(18)	(31)	(7)	(56)
Total other comprehensive income (loss), net of tax	(94)	94	16	16
Balance at June 30, 2026, net of tax:	$(2,614)	$(2,357)	$(82)	$(5,053)
Balance at December 31, 2024, net of tax:	$(2,953)	$(2,763)	$(15)	$(5,731)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	436	(7)	(105)	324
Amounts reclassified out	—	147	(37)	110
Total other comprehensive income (loss), before tax	436	140	(142)	434
Tax effect(b)	74	(33)	30	71
Total other comprehensive income (loss), net of tax	510	107	(112)	505
Solventum spin-off	—	11	—	11
Balance at June 30, 2025, net of tax:	$(2,443)	$(2,645)	$(127)	$(5,215)
(a)    Based on exchange rates as of June 30, 2026, the after-tax net unrealized loss expected to be reclassified over the next 12 months is not significant, and the related impact will be offset by earnings or losses from underlying hedged items.
(b)     Includes tax expense (benefit) reclassified out of AOCI, which was not significant for the periods presented.
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
•Cash flow hedging instruments, realized gain (loss): amounts from foreign currency forward/option contracts were reclassified into cost of sales, while amounts from interest rate contracts were reclassified into interest expense (see Note 13).
•The tax effects, if applicable, associated with these reclassifications were reflected in provision for income taxes.

Note 9. Income Taxes
The effective tax rates were as follows:

	Three months ended June 30,		Six months ended June 30,
(Percent of pre-tax income)	2026	2025	2026	2025
Effective tax rate	16.3%	26.6%	20.2%	22.1%
The primary factors that decreased the Company's effective tax rate for the three months ended June 30, 2026, compared to the same period in 2025, were the tax impacts of 3M's retained ownership interest in Solventum and the tax impacts of net costs of significant litigation, partially offset by the loss on business divestiture.
The primary factors that decreased the Company's effective tax rate for the six months ended June 30, 2026, compared to the same period in 2025, were the increased tax benefits from stock-based compensation and the tax impacts of net costs of significant litigation, partially offset by the loss on business divestiture and the tax impacts of 3M's retained ownership interest in Solventum.
Net deferred tax assets (net of valuation allowance and deferred tax liabilities) are included as components of other assets and other liabilities within the Consolidated Balance Sheet. This net balance was comprised of the following:

(Millions)	June 30, 2026	December 31, 2025
Deferred tax asset (net of valuation allowance)	$3,586	$3,826
Deferred tax liability	412	418
Net deferred tax assets	$3,174	$3,408
Note 10. Earnings Per Share
The computations for basic and diluted earnings per share follow:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2026	2025	2026	2025
Numerator:
Net income attributable to 3M	$933	$723	$1,586	$1,839

Denominator:
Weighted average 3M common shares outstanding – basic	519.7	537.4	524.4	540.6
Dilution associated with stock-based compensation plans	2.7	3.2	3.2	3.6
Weighted average 3M common shares outstanding – diluted	522.4	540.6	527.6	544.2

Earnings per share attributable to 3M common shareholders:
Earnings per share — basic	$1.79	$1.35	$3.02	$3.40
Earnings per share — diluted	$1.78	$1.34	$3.01	$3.38
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

	Three months ended June 30,		Six months ended June 30,
(Millions)	2026	2025	2026	2025
Weighted average number of antidilutive shares	13.1	17.9	10.1	16.2
Note 11. Long-Term Debt and Short-Term Borrowings
2025 issuances, maturities, and extinguishments of short- and long-term debt are described in Note 12 to the Consolidated Financial Statements in 3M's 2025 Annual Report on Form 10-K.
Changes in future maturities of long-term debt since December 31, 2025 were not material. The Company had no commercial paper outstanding at June 30, 2026 and December 31, 2025.
In April 2026, 3M and a subsidiary entered into a $1.43 billion unsecured term loan facility and a $200 million revolving credit facility, each with a variable rate and a 364-day term, replacing a facility established in March 2026. Both facilities were undrawn as of June 30, 2026. In July 2026, the subsidiary drew $1.43 billion under the term loan facility in connection with the acquisition of Madison and venture formation described in Note 3. The facilities may be extended, at the borrower's request, for up to 12 months from the closing date of that transaction.

Note 12. Pension and Postretirement Benefit Plans
The service cost component of defined benefit net periodic benefit cost is recorded in cost of sales; selling, general and administrative expenses; and research, development and related expenses. The other components of net periodic benefit cost are reflected in other expense (income), net. Components of net periodic benefit cost and other supplemental information for the three and six months ended June 30, 2026 and 2025 follow:

	Qualified and non-qualified pension benefits				Postretirement benefits
	United States		International
	Three months ended June 30,
Net periodic benefit cost (benefit) (millions)	2026	2025	2026	2025	2026	2025
Operating expense
Service cost	$25	$25	$9	$13	$5	$5
Non-operating expense
Interest cost	100	109	50	46	16	19
Expected return on plan assets	(144)	(142)	(74)	(66)	(13)	(14)
Amortization of prior service benefit	—	—	—	—	(7)	(3)
Amortization of net actuarial loss	63	69	2	2	4	3
Total non-operating expense (benefit)	19	36	(22)	(18)	—	5
Total net periodic benefit cost (benefit)	$44	$61	$(13)	$(5)	$5	$10

	Six months ended June 30,
	2026	2025	2026	2025	2026	2025
Operating expense
Service cost	$49	$51	$20	$24	$9	$9
Non-operating expense
Interest cost	200	217	100	92	32	38
Expected return on plan assets	(288)	(284)	(147)	(131)	(27)	(28)
Amortization of prior service benefit	—	—	—	1	(14)	(4)
Amortization of net actuarial loss	127	138	4	4	8	8
Total non-operating expense (benefit)	39	71	(43)	(34)	(1)	14
Total net periodic benefit cost (benefit)	$88	$122	$(23)	$(10)	$8	$23
For the six months ended June 30, 2026, contributions totaling $67 million were made to the Company’s U.S. and international pension plans and $6 million to its postretirement plans. Future contributions will depend on market conditions, interest rates, and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.
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
•Fair value of derivative instruments, excluding non-derivative instruments used as hedging instruments, and their location in the consolidated balance sheet is included in Note 14.
•Derivatives and/or hedging instruments associated with the Company’s long-term debt are described in Note 15 to the Consolidated Financial Statements in 3M's 2025 Annual Report on Form 10-K.
Refer to the section below titled Volume of Derivative Activity for information regarding the extent of 3M's use of derivatives. Additional information relative to cash flow hedges, net investment hedges and derivatives not designated as hedging instruments is included below as applicable.
Cash Flow Hedges: Refer to the amounts before reclassifications on the changes in accumulated other comprehensive income (loss) ("AOCI") table within Note 8 for the amount of pre-tax gain (loss) recognized in other comprehensive income (loss) ("OCI") related to derivative instruments designated as cash flow hedges. The amount of pre-tax (gain) loss on cash flow hedging relationships reclassified from AOCI into income was not significant. Amounts from foreign currency forward/option contracts were reclassified into cost of sales, while the amounts from interest rate contracts were reclassified into interest expense.

Net Investment Hedges: The gross notional amount of foreign exchange forward/option contracts and cross-currency swaps designated in net investment hedges are included in the totals within the gross notional table in the Volume of Derivative Activity section below. In addition, at June 30, 2026, 3M had a principal amount of long-term debt instruments designated in net investment hedges totaling €1.8 billion.
During the first quarter of 2026, 3M entered into foreign currency forward contracts and collared foreign currency forward contracts with a gross notional value at inception of $4.1 billion designated as hedges of portions of its net investment in international subsidiaries
The amount of gain (loss) excluded from effectiveness testing and recognized in income for instruments designated in net investment hedge relationships was not significant for the three and six months ended June 30, 2026 and 2025. The amounts of pre-tax gain (loss) recognized in OCI related to derivative and non-derivative instruments designated as net investment hedges are as follows.

	Pretax gain (loss) recognized as cumulative translation within OCI
	Three months ended June 30,		Six months ended June 30,
(Millions)	2026	2025	2026	2025
Foreign currency denominated debt	$8	$(157)	$57	$(229)
Foreign currency forward/option contracts and cross-currency swaps	(33)	(114)	14	(157)
Total	$(25)	$(271)	$71	$(386)
Derivatives Not Designated as Hedging Instruments: Derivatives not designated as hedging instruments include de-designated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships. 3M may de-designate a cash flow hedge before the forecasted transaction occurs if the forecasted transaction is no longer probable, if the hedge is no longer expected to be highly effective in offsetting changes in the cash flows of the forecasted transaction, or in certain other circumstances. 3M might also enter into foreign currency contracts that are not designated in hedging relationships to offset changes in the value of various non-functional currency denominated items (including certain intercompany financing balances).
Because these various derivatives are not designated in hedging relationships, fair value gains and losses on them are recorded in earnings. The Company does not hold or issue derivative financial instruments for trading purposes.
The location and amount of pre-tax (gain) or loss regarding derivatives not designated as hedging instruments follows:

	(Gain) or loss on derivatives not designated as hedging instruments
	Three months ended June 30,		Six months ended June 30,
Income statement location (millions)	2026	2025	2026	2025
Cost of sales	$1	$(33)	$(3)	$(49)
Other expense (income), net	1	(71)	20	(99)
Volume of Derivative Activity: The table below summarizes the gross notional amount of specific derivatives designated and not designated as hedging instruments. Derivatives designated as hedging instruments consist of foreign currency forward/option contracts and cross-currency swaps. Derivatives not designated as hedging instruments, as presented in the table below, consist of foreign currency forward and option contracts.
Notional amounts for non-US denominated derivatives are presented at period-end foreign exchange rates, except for certain foreign currency forward/option contracts, which are presented using the foreign exchange rate at inception.

Gross notional amount (millions)	June 30, 2026	December 31, 2025
Derivatives designated as hedging instruments	$14,561	$10,036
Derivatives not designated as hedging instruments	2,394	2,188

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
Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

Derivatives subject to master netting agreements (millions)	June 30, 2026	December 31, 2025
Gross amount of derivative assets presented in the consolidated balance sheet	$233	$192
Gross amount of eligible offsetting recognized derivative liabilities	188	175
Net amount of derivative assets	$45	$17
Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

Derivatives subject to master netting agreements (millions)	June 30, 2026	December 31, 2025
Gross amount of derivative liabilities presented in the consolidated balance sheet	$323	$330
Gross amount of eligible offsetting recognized derivative assets	188	175
Net amount of derivative liabilities	$135	$155
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
The following table provides information by level for material assets and liabilities that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025.

	Fair value at		Fair value measurements using inputs considered as
			Level 1		Level 2		Level 3
(Millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Assets:
Available-for-sale marketable securities:
Corporate debt	$201	$302	$—	$—	$201	$302	$—	$—
Commercial paper	37	191	—	—	37	191	—	—
U.S. government and treasury securities	5	53	5	53	—	—	—	—
Asset backed securities and certificates of/time deposits	128	148	—	—	128	148	—	—
U.S. municipal securities	16	16	—	—	—	—	16	16
Total marketable securities	387	710	5	53	366	641	16	16
Solventum common stock (a)	1,973	2,026	1,973	2,026	—	—	—	—
Derivative instruments(b)	233	192	—	—	233	192	—	—

Liabilities:
Derivative instruments(c)	323	330	—	—	323	330	—	—
(a)     Solventum common stock is reflected within other current assets on 3M's Consolidated Balance Sheet.
(b)    Derivative assets are reflected within other current assets or other assets on 3M's Consolidated Balance Sheet.
(c)     Derivative liabilities are reflected within other current liabilities or other liabilities on 3M's Consolidated Balance Sheet.
The Company had no material activity with level 3 assets and liabilities during the periods presented.

Marketable Securities: At June 30, 2026 and December 31, 2025, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.
The balances at June 30, 2026 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)
Due in one year or less	$321
Due after one year through five years	66
Total marketable securities	$387
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis: Other than the below, 3M had no material measurements at fair value on a nonrecurring basis of applicable assets or liabilities for the second quarter and first six months of 2026 and 2025.
In the third quarter of 2025, 3M's precision grinding and finishing business was classified as held for sale and written down to its fair value less costs to sell. Fair value was determined based upon terms of the underlying agreement entered into to sell the business. The disposal group was similarly valued until the close of the transaction in April 2026. See Note 3 for additional information on the disposal group.
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

	June 30, 2026		December 31, 2025
(Millions)	Carrying value	Fair value	Carrying value	Fair value
Long-term debt, excluding current portion	$10,904	$9,793	$10,932	$9,889
The fair values reflected in the sections above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by foreign exchange rates on non-U.S. dollar denominated debt.

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
Legal Proceedings
Background of the Company's Legal Proceedings
The Company and certain of its subsidiaries are involved in numerous claims, legal proceedings, and investigations worldwide. These matters may include, among others, commercial disputes; products liability (involving products that the Company now or formerly manufactured and sold); securities and corporate governance; antitrust and competition; intellectual property; environmental, health and safety; tax; employment and employee benefits; consumer protection; the Foreign Corrupt Practices Act ("FCPA") and other anti-bribery and anti-corruption laws; international trade and sanctions compliance; laws and regulations applicable to industries served by the Company, including the False Claims Act, and anti-kickback laws; and other matters. Unless otherwise stated, the Company is vigorously defending these matters. From time to time, the Company receives subpoenas, investigative demands, or requests for information from, and self-discloses potential concerns to, government authorities in the United States and foreign countries, which may result in assertions of claims, initiations of administrative, civil, or criminal proceedings, or negotiated resolutions. The Company generally seeks to respond in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. The Company also from time to time becomes aware of certain writs of summons, pre-suit claims, demands or other preliminary or informal assertions of claims or potential future claims that may proceed in the United States or in foreign countries. In response, the Company or its subsidiaries may engage in respect of such matters where it believes it would be appropriate. Any determination that the Company’s operations or activities are not, or were not, in compliance with applicable laws or regulations could result in fines, civil and/or criminal penalties, equitable remedies, including disgorgement, suspension and debarment, and injunctive relief. The outcomes of legal proceedings and investigations are inherently uncertain, difficult to predict, and could have a material adverse effect on the Company, its consolidated financial position, results of operations, and cash flows.
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
In December 2022, the Company announced its intent to exit all PFAS manufacturing and to work toward discontinuing PFAS use across its product portfolio by the end of 2025. The Company completed its exit from PFAS manufacturing by the end of 2025. The Company will continue to take actions to address PFAS manufactured prior to the exit. For example, the Company's water treatment assets at facilities that manufactured PFAS will continue to treat PFAS from historical manufacturing activities and remediate residual PFAS in waste streams from the Company's operations. The Company has worked, and expects to continue working, through the disposition of its assets and its interests in manufacturing facilities, which may include dismantling, cleaning, and repurposing, and other dispositions of facilities or equipment. Notwithstanding the disposition of assets or interest in manufacturing facilities, in some circumstances the Company may continue to incur additional costs for dismantling, cleaning, repurposing, and other activities related to its now-discontinued manufacturing of PFAS. The Company remains in ongoing discussions with customers, government authorities, and other stakeholders and interested parties about customer agreements and the Company's interests in assets and facilities, which may be owned or leased from other parties that have interests and rights related to those facilities, including their future ownership.
The Company has made substantial progress in eliminating PFAS use across its product portfolio. For PFAS-containing components not manufactured by the Company but used within its supply chain, the Company continues to evaluate the availability and feasibility of PFAS alternatives. In certain cases, PFAS-containing third-party products (such as lithium ion batteries, printed circuit boards, certain seals and gaskets, and other products widely used in commerce across a variety of industries) continue to be used beyond the end of 2025 due to technological constraints, regulatory or industry standards, or the need for customer transitions, certifications, or approvals. Transitional efforts related to products manufactured prior to the end of 2025 and customer conversion processes also remain ongoing.
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
Regulatory or legislative changes could expand the Company's potential PFAS-related liability, including for activities prior to the Company's exit from PFAS manufacturing. For example, as a result of the CERCLA designation of PFOA and PFOS as hazardous substances in 2024, and to the extent the EPA finalizes additional proposals related to PFAS, the Company may be required to undertake additional investigative, compliance, and remediation activities, including where the Company conducts or conducted operations or where the Company has disposed of waste. The Company may also face additional litigation for contribution claims sought by other potentially responsible parties for their increased costs.
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

PFAS Litigation, Investigations, and Other Activities in the United States
Aqueous Film Forming Foam ("AFFF") Litigation and the AFFF MDL
In December 2018, the Judicial Panel on Multidistrict Litigation ("JPML") approved motions to transfer and consolidate all aqueous film forming foam ("AFFF") cases pending in federal courts into a multidistrict litigation proceeding ("AFFF MDL") in the U.S. District Court for the District of South Carolina ("AFFF MDL Court") to centralize pre-trial proceedings. As of July 1, 2026, based upon information published by the JPML, approximately 15,200 cases relating in whole or in part to alleged PFAS contamination or exposure associated with AFFF were pending in the AFFF MDL. Many personal injury cases, both inside and outside the AFFF MDL, include multiple plaintiffs, so the number of plaintiffs asserting AFFF-related claims is substantially higher than the number of cases published by the JPML
Claims in the AFFF MDL have been asserted by individuals, public water suppliers, putative class members, state and territorial sovereigns, and other entities. Plaintiffs seek various forms of relief, including damages for personal injury, property damage, water treatment costs, medical monitoring, natural resource damages, and punitive damages. The parties in the AFFF MDL have conducted, or continue to conduct, master discovery, site-specific product identification discovery, and case-specific discovery for various categories of cases.
The Company generally seeks, where possible, to remove and transfer AFFF-related cases to the AFFF MDL and the vast majority of pending AFFF-related cases are being litigated in the AFFF MDL. The Company also continues to defend certain AFFF-related matters that remain in state court and engages in discussions with pre-suit claimants where appropriate. In general, preliminary judicial proceedings evaluate whether these lawsuits should proceed in the AFFF MDL or outside of the AFFF MDL, with some cases being moved to the AFFF MDL or remanded to another venue, such as state court. In September 2022, the AFFF MDL Court denied defendants' AFFF MDL-wide summary judgment motions on the government contractor defense, although the defense may be presented to juries in future trials.
AFFF MDL: Water System Cases
In June 2023, the Company entered into a class-action settlement to resolve a wide range of drinking water claims by eligible public water suppliers ("PWS") in the United States (“PWS Settlement”). The AFFF MDL Court approved the PWS Settlement in March 2024 and it became effective in May 2024. The PWS Settlement provides that the Company does not admit any liability or wrongdoing and does not waive any defenses.
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
AFFF MDL: Personal Injury Cases
In December 2023, the AFFF MDL parties selected an initial set of 25 plaintiffs for potential bellwether AFFF-related personal injury cases ("Initial AFFF Personal Injury Bellwether Group"). In March 2024, the AFFF MDL Court established a process applicable to most personal injury claims for diseases not included in the Initial AFFF Personal Injury Bellwether Group and four additional diseases. The process resulted in dismissal without prejudice of thousands of personal injury claims and includes a tolling provision for certain dismissed claims filed in or transferred to the AFFF MDL by April 24, 2024. In July 2024, the AFFF MDL Court selected 9 cases in the Initial AFFF Personal Injury Bellwether Group for additional discovery, including expert discovery. In April 2025, the court selected 3 additional cases for discovery. In January 2025, the AFFF MDL Court set a first bellwether personal injury trial for October 2025, and in May 2025, indicated that the trial would involve one or more of three kidney cancer plaintiffs. In August 2025, the AFFF MDL Court vacated the schedule for the first bellwether personal injury trial that was to begin in October 2025. No new trial date has been set. The AFFF MDL Court conducted a "Science Day" in June 2025 regarding liver and thyroid cancers, and the parties completed general causation expert discovery for those conditions in April 2026.

In August 2025, the AFFF MDL Court also entered orders relating to filing personal injury cases in the AFFF MDL and requesting transfer of certain categories of cases, including those involving firefighting personal protective equipment, including turnout gear, to the AFFF MDL. Following those orders, thousands of additional plaintiffs filed claims in the AFFF MDL. The orders also impose certain information requirements on plaintiffs. The JPML case counts for the AFFF MDL have remained relatively stable since November 2025. In February 2026, the AFFF MDL Court entered an order to address noncompliance with those information requirements, including an opportunity to cure certain noncompliance. Noncompliant plaintiffs may be subject to further proceedings or dismissal by the AFFF MDL Court. Under these procedures, some plaintiffs have voluntarily dismissed their claims, and defendants have filed motions to dismiss additional plaintiffs. In June 2026, the AFFF MDL Court appointed a special master to address those motions to dismiss. At the AFFF MDL Court's direction, the parties continue to participate in court-ordered settlement discussions regarding the personal injury claims. Those ongoing discussions are being facilitated by a court-appointed mediator.
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
The Company is aware of other AFFF-related suits outside the AFFF MDL. The Company expects to seek removal to federal court and transfer to the AFFF MDL for most of these AFFF-related cases, where available. However, some AFFF-related cases may remain pending in state courts.
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
These state attorneys general lawsuits generally seek on a state-wide basis injunctive relief, investigative and remedial work, compensatory damages, natural resource damages, consumer protection civil penalties, attorneys’ fees, and, where available, punitive damages related to the states’ response to PFAS contamination. State attorneys general lawsuits pending in the AFFF MDL include actions on behalf of the people of the states of Alaska, Arizona, Arkansas, California, Connecticut, Delaware, Florida, Hawaii, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, Mississippi, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Washington, and Wisconsin, as well as on behalf of the people of the District of Columbia and the territories of Guam, Puerto Rico, and the Northern Mariana Islands.
New Jersey Settlement
In March 2019, the New Jersey Attorney General filed two actions against the Company on behalf of New Jersey and certain of its departments regarding alleged PFAS discharges at two facilities: the "Chambers Works Facility" in Salem County and the "Parlin Facility" in Middlesex County, neither of which the Company ever owned or operated, based on allegations that the Company supplied PFAS to those facilities, which was then discharged into the environment. In May 2025, the Company agreed to a proposed judicial consent order with New Jersey ("New Jersey Settlement"), subject to public notice and comment and approval by the U.S. District Court for the District of New Jersey ("D.N.J. Court"). If approved by the D.N.J. Court and conditions are satisfied, New Jersey and its departments would dismiss with prejudice the two actions and New Jersey’s pending AFFF MDL case against the Company. The New Jersey Settlement would also resolve broader New Jersey statewide current and future PFAS-related claims. The New Jersey Settlement is not an admission of liability by the Company.
Pursuant to the New Jersey Settlement, the Company agreed to pay New Jersey up to $450 million. The Company recorded a pre-tax charge of $281 million in the second quarter of 2025, reflecting the discounted present value of the $400 million amount the Company expects to pay (discounted at an estimated 5.0% blended interest rate at the time of proposed settlement). The New Jersey Settlement entered in May 2025 includes payments with then-present values of $207 million beginning in 2026 over 8 years for the Chambers Works Facility and other elements and $74 million beginning in 2030 and running through 2050 for existing and future PFAS-related claims by New Jersey. The actual amount payable by the Company will be determined in part based on the Company's ultimate obligations under the PWS Settlement and may be reduced by certain credits towards its payment obligations under the New Jersey Settlement based on other contingencies. The D.N.J. Court held a hearing in January 2026. After New Jersey and the remaining objectors to the New Jersey Settlement submitted additional information, the D.N.J. Court held another hearing in June 2026. The parties are now awaiting the D.N.J Court's ruling on the motion to approve the New Jersey Settlement.

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
Connecticut: In January 2024, the Connecticut Attorney General filed a lawsuit in Connecticut state court, which the Company removed to federal court. Following the federal court's remand of the case to state court, the Company filed an appeal. In November 2025, the federal court of appeals held a hearing on the Company's appeal.
Illinois: In March 2022, the Illinois Attorney General filed a lawsuit in Illinois state court against the Company alleging contamination of the state's natural resources by PFAS compounds disposed of by, or discharged, or emitted from the Company's facility in Cordova, Illinois ("Cordova Facility"). The complaint requests monetary damages, injunctive relief, civil penalties, a testing program, and a public outreach and information sharing program. In April 2025, the state court granted in part and denied in part a motion to dismiss filed by the Company. In October 2025, the Company removed the case to federal court. In November 2025, the federal court remanded the case back to state court. The Company's appeal of that decision remains pending before the federal court of appeals. In the interim, the case is proceeding in state court. In February 2026, the state court set an updated trial date of March 2027 in lieu of the previously scheduled September 2026 trial date.
Maine: In March 2023, the Maine Attorney General filed a lawsuit in Maine state court, which the Company removed to federal court. Following the federal court's remand of the case to state court, the Company filed an appeal, which the federal court of appeals granted in November 2025. In April 2026, the JPML transferred the case to the AFFF MDL.
Maryland: In May 2023, the Maryland Attorney General filed a lawsuit in Maryland state court, which the Company removed to federal court. Following the federal court's remand of the case to state court, the Company filed an appeal. In March 2025, the federal court of appeals reversed the prior remand decision. In October 2025, Maryland filed a petition for review by the U.S. Supreme Court, which was denied in March 2026. In June 2026, the JPML transferred the case to the AFFF MDL.
New Hampshire: In May 2019, the New Hampshire Attorney General filed a lawsuit in New Hampshire state court, which the Company removed to federal court. Following the federal court's remand of the case to state court, the Company filed an appeal, which the federal court of appeals denied in March 2025. The state court has set a Spring 2029 trial ready date.
New York: In July 2026, the New York Attorney General filed a lawsuit in New York state court seeking relief based on alleged harm to consumers and the environment from sales in the state of consumer products containing PFAS, which the Company removed to federal court and is seeking to transfer to the AFFF MDL.
South Carolina: In August 2023, the South Carolina Attorney General filed a lawsuit in South Carolina state court, which the Company removed to the AFFF MDL. Following the AFFF MDL Court's remand of the case to state court, the Company filed an appeal. In March 2025, the federal court of appeals reversed the prior remand decision. In October 2025, South Carolina filed a petition for review by the U.S. Supreme Court, which was denied in March 2026. In April 2026, the AFFF MDL Court denied South Carolina's motion to remand the case to state court.
Texas: In December 2024, the Texas Attorney General filed a consumer protection lawsuit in Texas state court, which the Company removed to federal court. Following the federal court's remand of the case to state court, the Company filed an application for leave to appeal the remand order, which the federal court of appeals denied in October 2025. After the state court denied the Company's January 2026 motion to dismiss for lack of personal jurisdiction, the Company filed an appeal in February 2026.
Vermont: In June 2019, the Vermont Attorney General filed a lawsuit in Vermont state court, which the Company removed to federal court. In December 2025, the federal court held a hearing on Vermont's motion to remand the case to state court.
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
These PFAS-related lawsuits allege, among other things, that: improper disposal by the Company or third parties of certain forms of PFAS manufactured by the Company contaminated water, soil, or biosolids; the Company failed to warn third parties and the plaintiffs about the hazards of improper product disposal; products containing PFAS caused harm; and the plaintiffs suffered damages, including personal injury, property damage, loss of use and enjoyment of their properties, diminished property values, investigation and remediation costs, and medical monitoring costs. Some of the suits involve claims under the U.S. Racketeer Influenced and Corrupt Organizations Act of 1970, as amended ("RICO") and state conspiracy laws, product liability, consumer protection, and deceptive trade practices. These lawsuits name different companies as co-defendants, including DuPont/Chemours, and various carpet, paper, and textile manufacturers.

Alabama
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
The Company, together with multiple co-defendants, were named in several lawsuits filed in Alabama state court by municipal water utilities, including Shelby and Talladega Counties in April 2023, Five Star Water Supply District in August 2025, City of Clanton Water Works & Sewer Board in August 2025, and Coosa Valley Water Supply District in September 2025. The plaintiffs in these four cases allege that the discharge of PFAS has contaminated drinking water supplies of cities located downstream along the Coosa River in Alabama. The Company removed these cases to federal court. The plaintiffs moved to remand all of these cases to state court, but were denied without prejudice and all of the cases were stayed pending the ruling by the U.S. Court of Appeals for the Eleventh Circuit ("Eleventh Circuit") in the Pine Hill Appeal (described below). The Company filed a notice with the JPML seeking to transfer three of these cases (Shelby and Talladega Counties, City of Clanton Water Works & Sewer Board, and Coosa Valley Water Supply District) to the AFFF MDL. The JPML transferred all three cases to the AFFF MDL in April 2026.
In March 2024, the City of Albertville, Alabama filed a lawsuit against the Company and other defendants in Alabama state court alleging contamination of the Tennessee River (upstream of the Decatur Facility) by a carpet manufacturer in Alabama that used PFAS allegedly supplied by the defendants. Defendants filed a joint motion to dismiss in May 2024. In October 2025, the court dismissed plaintiff’s private nuisance and trespass claims, but allowed remaining claims to proceed. In February 2026, a scheduling order was entered, but no trial date has been set and fact discovery is ongoing.
In April 2024, the Board of Water and Sewer Commissioners of the City of Mobile, Alabama filed a lawsuit against the Company and other defendants in Alabama state court alleging that the defendants are responsible for PFAS contamination of the city’s water supply resulting from PFAS released by a local landfill. In October 2024, the court granted the Company’s and several other defendants’ motions to dismiss. Claims against one defendant remain pending, which prevents the motion to dismiss ruling from becoming final.
In July 2024, the Town of Pine Hill, Alabama ("Pine Hill") filed a lawsuit against the Company and other defendants in Alabama state court alleging that PFAS discharges from paper mills currently owned by International Paper contaminated its water supply. The Company removed the case to federal court. In March 2025, the federal court granted the plaintiff’s motion to remand the case to state court. In March 2025, the Company filed a notice of appeal to the Eleventh Circuit ("Pine Hill Appeal"), and the federal court granted the Company’s motion to stay the remand order in April 2025 . Briefing in the Eleventh Circuit was completed in August 2025. In June 2025, the state court ruled that Pine Hill could proceed with discovery notwithstanding the federal court’s stay of the remand order. In July 2025, the Company filed a petition in the Alabama Supreme Court challenging that state court ruling. In April 2026, the Alabama Supreme Court granted the Company's petition and stayed the underlying case, pending the Eleventh Circuit's decision in the Pine Hill Appeal. Oral argument in the Eleventh Circuit was held in May 2026.
In August 2024, the City of Irondale, Alabama filed a lawsuit against the Company and other defendants in Alabama state court alleging PFAS contamination of its water supply due to industrial discharges from several users of PFAS in different industries, including the Company's alleged customers. The Company removed the case to federal court and, in August 2025, the plaintiffs’ motion to remand was denied. In September 2025, the case was stayed pending the Eleventh Circuit’s decision in the Pine Hill Appeal. While the case was stayed, the JPML transferred it to the AFFF MDL in April 2026.
In May 2025 the City of Foley, Alabama filed a lawsuit against the Company and other defendants in Alabama state court alleging that releases by users of PFAS in local manufacturing operations contaminated groundwater used for drinking water supplies. In July 2025, the Company filed a motion to dismiss. In January 2026, the court granted the Company’s and other supplier defendants’ motions to dismiss. Claims against one defendant remain pending, which prevents the motion to dismiss ruling from becoming final. In May 2026, the plaintiff filed a motion to reconsider the dismissal of the supplier defendants, including the Company, which was denied in July 2026.
In June 2024, a mass tort lawsuit was filed against the Company in Alabama state court by hundreds of individual customers of the Water Works and Sewer Board for the City of Gadsden, Alabama, alleging emotional distress and property damage related to PFAS contamination of their drinking water. In June 2024, the Company removed the case to federal court, where the case was proceeding through discovery. In December 2025, the Company filed a motion for judgment on the pleadings based on the expiration of the applicable statute of limitations prior to the filing of the complaint. In April 2026, the Court granted the Company's motion without prejudice, allowing the plaintiffs an opportunity to file an amended complaint. The plaintiffs did not file an amended complaint by the deadline, so the court dismissed the case with prejudice in June 2026.

In December 2025, the City of Montevallo, Alabama, filed a lawsuit against the Company and other defendants in Alabama state court alleging that releases by users of PFAS in local commercial industries and in non-military firefighting foam contaminated groundwater used for drinking water supplies. In February 2026, the Company filed a motion to dismiss, which was heard in April 2026 and remains pending.
In April 2026, eighteen Alabama public water systems that opted out of the PWS Settlement filed lawsuits against the Company and other defendants in Alabama state and federal courts, alleging that releases by users and dischargers of PFAS in local commercial and manufacturing industries contaminated their drinking water sources. Seven of those eighteen lawsuits were filed by the cities of Auburn, Grove Hill, West Escambia, Childersburg, Talladega, Tuskegee, and Weaver in Alabama federal court. In April 2026, the Company filed notices with the JPML seeking to transfer those seven cases to the AFFF MDL, and in May 2026, the JPML transferred those seven cases to the AFFF MDL. Another nine of those eighteen lawsuits were filed by the cities of Helena, Loachapoka, Alabaster, Leeds, Thomasville, Jackson, Huntsville, Grand Bay, and Pelham in Alabama state court. In May 2026, the Company removed those nine lawsuits to federal court and sought to transfer them to the AFFF MDL. Each of the nine plaintiffs filed a motion to remand, and the Company filed motions to stay a ruling on remand pending the JPML’s transfer decision. In May 2026, conditional transfer orders were issued for each of those nine lawsuits. In June 2026, each of the nine plaintiffs filed motions to vacate the conditional transfer orders, and briefing on those motions to vacate the conditional transfer orders is ongoing. In all but the Grand Bay lawsuit, the federal court has entered a stay pending a decision on transferring to the AFFF MDL. In the Grand Bay lawsuit, briefing in the federal court on the plaintiff's motion to remand is complete and a hearing is set for July 2026. The final two of the eighteen lawsuits were filed by the cities of Saraland and Frisco City in Alabama state court, where they remain pending. In June 2026, the Company and certain other defendants filed a joint motion to dismiss the Saraland and Frisco City lawsuits.
California
In November 2025, the City of Fresno, California filed a lawsuit against the Company and multiple other defendants in California state court alleging that various industrial PFAS discharges contaminated the city's drinking water. In December 2025, the Company removed the case to federal court. In April 2026, the JPML transferred the case to the AFFF MDL.
In March 2026, a putative nationwide class action was filed against the Company and numerous other defendants in California federal court on behalf of all entities who bought firefighting personal protective equipment, including turnout gear, from the named defendants, alleging injuries from exposure to PFAS in the turnout gear and claims under RICO and common law conspiracy, product liability, misrepresentation, breach of warranty, negligence, unjust enrichment, consumer protection, and deceptive trade practices laws. In June 2026, the Company filed a motion to dismiss. This case is one of several subject to a pending motion for transfer to a new multidistrict litigation for certain turnout gear claims, described below under Minnesota.
Connecticut
In June 2024, a putative class action lawsuit was filed against the Company and numerous other defendants in Connecticut federal court by individual firefighters and several firefighter unions, alleging exposure to PFAS from certain firefighting personal protective equipment, including turnout gear, worn by the class members. The plaintiffs filed an amended complaint in July 2024 adding claims on behalf of certain plaintiffs that purchased turnout gear. The plaintiffs filed a second amended complaint in April 2025. In June 2025, the Company filed a motion to dismiss, which remains pending. In February 2026, the plaintiffs dismissed all purchaser plaintiffs, who were subsequently added in March 2026 to the putative class action pending in Montana. No scheduling order has been entered, except for jurisdictional discovery regarding certain other defendants.
Delaware
In May 2019, a putative class action lawsuit was filed against the Company and multiple other defendants in Delaware state court alleging PFAS contamination of the class's water supply resulting from the operations of local metal plating facilities. In September 2019, the Company removed the case to federal court. In August 2023, the court dismissed all claims against the Company except plaintiffs' negligence claim. In March 2025, the court granted the Company's motion for summary judgment as to the remaining claim. The case is proceeding against the remaining defendants.
Georgia
In February 2021, a putative class action lawsuit was filed against the Company and other defendants in Georgia federal court by plaintiffs seeking relief on behalf of a class of individual ratepayers in Summerville, Georgia, alleging their water supply was contaminated by PFAS discharged from a textile mill. In March 2022, the City of Summerville intervened in the case and also brought claims against the Company and other defendants. Discovery is finished and dispositive motions were denied in July 2026. No trial date has been set.

In November 2019, a putative class action lawsuit was filed against the Company and other defendants in federal court in Georgia by individuals alleging PFAS contamination and seeking economic damages and injunctive relief on behalf of a class of Rome and Floyd County water subscribers. Class certification has been fully briefed, and the plaintiff's injunctive relief claims were dismissed in December 2024. Plaintiff's claims for economic damages related to alleged increases in their water rates due to the presence of PFAS remain pending. In August 2025, discovery was reopened in a limited fashion due to plaintiffs’ request to investigate whether recent increases in water utility rates by the City of Rome was attributable to PFAS. In December 2025, the defendants filed a consolidated motion for summary judgment. No trial date has been set.
In February 2024, two landowners in Gordon County, Georgia filed a lawsuit against the Company and other defendants in Georgia state court alleging property contamination from wastewater treatment sludge containing PFAS from nearby carpet manufacturing operations. One of the Company's co-defendants, the City of Calhoun, Georgia, filed a cross claim against the Company and other defendants alleging that biosolids from its wastewater treatment plant were contaminated with PFAS that has migrated into its water supply. In June 2024, a related lawsuit was filed in Georgia state court on behalf of other property owners who allege that their properties are contaminated with PFAS due to runoff from the properties of the Gordon County landowners from the initial lawsuit. Motions to dismiss were denied, and fact and expert discovery are closed. The Company filed a motion for summary judgment in July 2026. In January 2025 and January 2026, two private plaintiffs filed two lawsuits in Georgia state court against the Company and other defendants in Gordon County, Georgia alleging similar property contamination due to PFAS. Tentative trial dates for the first three lawsuits are set between December 2026 and May 2027. No schedule has been set for the lawsuit filed in January 2026.
In July 2024, the City of Lyerly, Georgia filed a lawsuit against the Company and other defendants in Georgia state court, alleging that discharges from local carpet mills contaminated the city's water supply. In August 2024, the Company filed a motion to dismiss, which is still pending. The parties are currently engaging in fact discovery. A tentative trial date is set for June 2027.
In November 2024, Mohawk Industries, a carpet manufacturer, filed a lawsuit in Whitfield County, Georgia state court against the Company and other defendants, including DuPont, and Daikin, alleging various counts of tort and contract liability, including fraud, related to sales of certain PFAS. Motions to dismiss the case were denied in August 2025. Discovery in the case is proceeding. A tentative trial date is set for August 2027.
In December 2024, Dalton Utilities, located in Dalton, Georgia, filed a lawsuit against the Company and other defendants in Georgia federal court seeking clean-up costs under CERCLA and common law theories for alleged PFAS contamination related to the Dalton Land Application System, which is a nearly 10,000 acre field that has received carpet mill effluent pursuant to a Georgia Environmental Protection Division permit since the late 1980s. The Company filed a motion to dismiss, which was denied in March 2026. Discovery in the case is proceeding. In May 2026, the Company filed a motion to transfer this case to the AFFF MDL.
In December 2024, Murray County, Georgia filed a lawsuit against the Company and other defendants in Georgia state court seeking clean-up costs for alleged PFAS contamination related to the Murray County landfill and other locations throughout the county. The Company filed a motion to dismiss, which was denied in October 2025. Discovery in the case is proceeding.
In January 2025, Catoosa County, Georgia and Gordon County, Georgia filed lawsuits in Georgia state courts substantively identical to Murray County's lawsuit against the Company and other defendants alleging similar PFAS impacts related to the Catoosa County and Gordon County landfills. The Company filed motions to dismiss, which were denied in October 2025. Discovery in the cases is proceeding.
In October 2025, Walker County, Georgia filed a lawsuit in Georgia state court substantively identical to those filed by Murray, Catoosa, and Gordon Counties alleging similar PFAS impacts related to the Walker County landfill. In January 2026, the Company filed a motion to dismiss, which is fully briefed and currently pending.
In June and July 2025, property owners in Gordon County and Murray County, Georgia, filed eight separate lawsuits against the Company and other defendants in Georgia state courts alleging that the discharge of PFAS from various carpet manufacturer facilities contaminated their properties. The Company filed motions to dismiss these cases, which were denied in April 2026 and May 2026. Discovery in the cases is proceeding. The court in one of these cases certified its motion to dismiss order for interlocutory appeal. In June 2026, the defendants filed an application for interlocutory appeal with the Georgia Court of Appeals requesting a review of the order denying the motion to dismiss, which was denied. In July 2026, the defendants filed a Notice of Intent to appeal that ruling to the Georgia Supreme Court.
In October 2025, property owners in Floyd County and Whitfield County, Georgia filed two separate lawsuits against the Company and other defendants in Georgia state courts that are substantively identical to those filed by property owners in Gordon County and Murray County. In December 2025 and January 2026, the Company filed motions to dismiss these cases, which are fully briefed and remain pending.
In April 2025, the City of Chatsworth, Georgia filed a lawsuit against the Company and multiple other defendants, including carpet makers, in Georgia state court alleging PFAS discharges have contaminated its water supply. In August 2025, the Company filed a motion to dismiss, which is fully briefed and remains pending.

In April 2025, a private landowner in Gordon County, Georgia and an environmental organization (Coosa River Basin Initiative) filed a lawsuit against the Company and other defendants, including carpet makers and Dalton Utilities, in federal court in Georgia for property damages and injunctive relief related to the Dalton Utilities Land Application System. Dalton Utilities filed a motion to stay the case in favor of its pending action in the same district court, which was denied in March 2026. In September 2025, the plaintiffs filed a motion to consolidate this case with the putative class action of Rome and Floyd County water subscribers described above, but withdrew the motion to stay in April 2026. Motion to dismiss briefing is underway. In May 2026, the Company filed a motion to transfer this case to the AFFF MDL.
In April 2025, private landowners in Chattooga County, Georgia filed a lawsuit against the Company and multiple other defendants, including a textile mill, in Georgia state court alleging that PFAS discharges to the Town of Trion, Georgia wastewater treatment plant made its way to sludge that was deposited on plaintiffs’ properties via land application for years. In August 2025, the case was voluntarily dismissed. In September 2025, it was re-filed in Gwinnett County, Georgia in Georgia state court. In December 2025, the Company filed a motion to dismiss, which is fully briefed and remains pending. No hearing date has been set.
In June 2025, Walker County, Georgia and the City of Chickamauga, Georgia filed a lawsuit against the Company and multiple other defendants, including carpet makers, in Georgia state court alleging that the carpet manufacturers discharged PFAS into the public sewer system, which caused it to enter plaintiffs’ drinking water. In August 2025, the Company filed a motion to dismiss, and the court held a hearing but has not issued its ruling.
In September 2025, Dougherty County and Chattooga County, Georgia filed a lawsuit against the Company in federal court in Georgia on behalf of a putative class of all governmental entities in Georgia who own or operate municipal landfills impacted by PFAS. The Company filed a motion to dismiss in November 2025, which is fully briefed and remains pending. The case is stayed pending resolution of the motion to dismiss.
Between November 2025 and early January 2026, property owners in Murray, Whitfield, Gordon, and Catoosa counties filed eight separate lawsuits against the Company and other defendants in Georgia state courts alleging that the discharge of PFAS from various carpet manufacturer facilities contaminated their properties. In March 2026, the Company filed motions to dismiss in these cases. Motions to dismiss were denied in six of these cases in April 2026 and May 2026. The motions to dismiss remain pending in the other two cases.
In January 2026, the Cities of Blakely, Cartersville, Meigs, and Pelham filed a lawsuit against the Company in the Middle District of Georgia on behalf of a putative class of all governmental entities in Georgia that own a wastewater treatment facility impacted by PFAS. In March 2026, the Company filed a motion to dismiss, which is currently pending. The case is stayed pending resolution of the motion to dismiss.
In April 2026, the City of Griffin filed a lawsuit in Georgia state court alleging that the Company and other defendants sold PFAS to industrial PFAS users and that these users and a landfill discharged PFAS-contaminated wastewater and leachate into the Flint River basin, contaminating the City of Griffin's water supply. In May 2026, the case was removed from Clayton County to federal court in Georgia, where a motion to stay and a motion to remand are pending. In May 2026, the Company sought to transfer the case to the AFFF MDL and a conditional transfer order was issued. In June 2026, the plaintiff filed a motion to vacate the conditional transfer order. Briefing on the plaintiff’s motions to vacate the conditional transfer order is ongoing.
In April 2026 and May 2026, property owners in Whitfield, Gordon, and Murray counties filed four separate lawsuits against the Company and other defendants in Georgia state court alleging that the discharge of PFAS from various carpet manufacturer facilities contaminated their properties.
In June 2026, Paulding County, Georgia filed a lawsuit in Georgia state court substantively identical to those filed by Murray, Catoosa, and Gordon Counties against the Company and other defendants alleging similar PFAS impacts related to landfills in Paulding County.
In June 2026, Floyd County, Georgia filed a lawsuit in Georgia state court substantively identical to those filed by Murray, Catoosa, Gordon, and Paulding Counties against the Company and other defendants alleging similar PFAS impacts related to landfills in Floyd County.
Illinois
In November 2023, a lawsuit was filed against the Company and other defendants in state court by a plaintiff alleging personal injuries relating to alleged PFAS contamination from the Cordova Facility and exposure to various other chemicals from other sources. The Company removed the case to federal court, but it was remanded back to state court in May 2025.

Maine
In October 2022, the Company and several other alleged chemical suppliers were added as defendants in a lawsuit in Maine federal court previously filed by a group of landowners against several paper mills, alleging PFAS contamination from waste generated by the paper mills that was then incorporated into biosolids. The case involves 98 plaintiffs asserting property damage claims against two alleged paper mill chemical suppliers, including the Company. In December 2025, discovery closed as to the six original plaintiffs. The parties agreed to conduct fact discovery on five additional plaintiffs. Expert discovery for all eleven initial plaintiffs is expected to conclude in October 2026. In June 2026, the parties stipulated to voluntarily dismiss the owner of the last paper mill in the action. No trial date has been set.
Massachusetts
In August 2022, several landowners filed a putative class action lawsuit against the Company and several other defendants in Massachusetts state court alleging PFAS contamination from waste generated by local paper manufacturing facilities that was subsequently incorporated into biosolids at a local composting facility. The lawsuit alleges property damage and seeks medical monitoring on behalf of plaintiffs within the Town of Westminster. This case was removed to federal court, where it was consolidated with a previously filed federal case involving similar allegations and claims against the Company's co-defendants. In February and March 2024, the Company and the remaining defendants answered the complaint and filed cross claims against each other. In April 2025, the class action was consolidated with another class action brought by the same plaintiffs against different defendants. The court denied the plaintiffs’ previous motion for class certification, without prejudice, to allow them to submit a motion and expert reports addressing the new defendants. The plaintiffs’ renewed motion for class certification is due in August 2026. No trial date has been set.
In October 2024, one of the former plaintiffs in the putative class action described above filed a separate lawsuit against the Company and other defendants in Massachusetts state court alleging PFAS-related personal injury. In June 2025, the Company filed a motion to dismiss. In March 2026, the court partially granted the Company’s motion, but allowed the plaintiff’s negligence and failure to warn claims to proceed. The case is in fact discovery, which is scheduled to close in November 2026. No trial date has been set.
In March 2025, another resident of Westminster, Massachusetts filed an additional lawsuit against the Company and other defendants in Massachusetts state court alleging PFAS-related personal injury. In April 2026, the court denied the Company’s motion to dismiss the plaintiff’s negligence and failure to warn claims. The case is in fact discovery, which is scheduled to close in November 2026. No trial date has been set
In May 2026, the parties responsible for site remediation costs in the above Massachusetts cases sought leave to file an amended complaint adding the Company and other defendants to their lawsuit seeking contribution to remediation costs from numerous suppliers and transporters of material to the composting facility at issue under Massachusetts law. The Company's opposition to the motion for leave was filed in July 2026.
In May 2026, a third resident of Westminster, Massachusetts filed another lawsuit in Massachusetts state court alleging PFAS-related personal injury. Although the original complaint named only other defendants, the plaintiff filed an amended complaint in June 2026 adding the Company as a defendant.
Michigan
The Company previously settled claims brought by Wolverine World Wide ("Wolverine") related to Wolverine’s alleged use of 3M Scotchgard in its shoe manufacturing operations. The Company continues to incur liabilities for immaterial amounts pursuant to the settlement agreement. In December 2025, a lawsuit was filed against the Company and Wolverine in Michigan federal court by the owners of two landfills alleging that the Company and Wolverine are both liable for remediating PFAS contamination at and around the landfills under CERCLA and Michigan's Natural Resources and Environmental Protection Act. In February 2026, the Company filed a motion to dismiss, which was denied in May of 2026. Discovery is ongoing.
Minnesota
In May 2025, a putative nationwide class action lawsuit was filed against the Company, DuPont, and Chemours in Minnesota federal court on behalf of all municipalities and governmental entities who purchased firefighting personal protective equipment, including turnout gear, from the named defendants alleging injuries from exposure to PFAS in the protective equipment. In February 2026, the plaintiff filed an amended complaint, and now only seeks to certify a Massachusetts-only purchaser class instead of a nationwide class.
In April 2026, two additional putative nationwide class action lawsuits were filed in Minnesota federal court against the Company and other defendants on behalf of all municipalities and governmental entities who purchased firefighting personal protective equipment.

In May 2026, one of the two new putative nationwide class action plaintiffs, Rochester, filed a motion to create a new multidistrict litigation for claims by purchasers of turnout gear. The motion identified the other two Minnesota putative class actions and the Montana and California putative class actions as related actions. Responses to Rochester's motion have been filed by parties to all five cases, plus plaintiff from a tag-along action in New York, and the Plaintiffs' Co-Lead Counsel for the AFFF MDL. The motion will be considered by the JPML at its July 2026 hearing session.
Mississippi
In January 2026, Corinth Gas & Water for the City of Corinth, Mississippi filed a lawsuit against the Company and other defendants in Mississippi state court alleging that discharge from operations at the Decatur Facility contaminated the Tennessee River, which feeds water into the Tennessee-Tombigbee Waterway, Corinth’s primary source of drinking water. In March 2026, the Company removed the case to federal court. In June 2026, the JPML transferred the case to the AFFF MDL.
Missouri
In April 2024, the Company was added as a defendant to a pending putative class action lawsuit filed in Missouri federal court alleging PFAS contamination of the class's properties and drinking water from metal plating operations in southeastern Missouri. In October 2024, the court denied the Company's motion to dismiss. Plaintiffs filed their motion for class certification in January 2026. A trial date is set for October 2027.
In September 2025, a personal injury lawsuit was filed against the Company and other defendants in Missouri state court alleging injuries caused by exposure to PFAS in firefighting personal protective equipment, including turnout gear. The Company removed the case to federal court. In September 2025 the Company moved to transfer the case to the AFFF MDL, which the JPML denied in December 2025. In April 2026, the case was remanded to state court. The Company is appealing this order. Meanwhile, the case is pending in state court, where defendants moved to transfer venue in May 2026.
Montana
In April 2025, a putative nationwide class action lawsuit was filed against the Company, DuPont, and Chemours in Montana federal court on behalf of all entities who purchased firefighting personal protective equipment, including turnout gear, from the named defendants alleging injuries from exposure to PFAS in the turnout gear and claims under RICO and state conspiracy, product liability, consumer protection, and deceptive trade practices laws. In September 2025, the court denied the defendants’ motion to transfer the case to the federal court in the District of Delaware. In October 2025, the Company filed a motion to dismiss, which the court denied in January 2026. In March 2026, the plaintiffs filed an amended complaint, adding alleged purchaser plaintiffs from Connecticut, California, Maryland, and Missouri. The plaintiffs further amended their complaint to add additional purchaser plaintiffs and claims in May 2026. Motions to dismiss are fully briefed, and a hearing on the motions to dismiss was held in July 2026. This case is one of several subject to a pending motion for transfer to a new multidistrict litigation for certain turnout gear claims, described above under Minnesota.
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
In May 2025, a lawsuit was filed against the Company and several other defendants in New Jersey state court by individuals who resided near Solvay’s facility alleging personal injuries to themselves or to their children from PFAS exposure. In August 2025, the Company removed the case to federal court. In December 2025, the Company's motion to transfer the case to the AFFF MDL was denied. In January 2026, the plaintiffs voluntarily dismissed their claims against the Company without prejudice. In June 2026, the plaintiffs in that action and a number of other individuals filed a new lawsuit against the Company in New Jersey federal court.
In June 2026, the estate of an individual who resided near certain DuPont and Solvay facilities filed a lawsuit against the Company and several other defendants in New Jersey state court alleging personal injuries and wrongful death from alleged PFAS exposure.
In March 2023, a lawsuit was filed against the Company and Middlesex Water Company by a Middlesex Water Company customer alleging personal injury from drinking water allegedly contaminated with PFAS. In May 2026, the case was settled for an immaterial amount. In July 2026, the plaintiff dismissed the case with prejudice.
New York
In May 2025, a lawsuit was filed against the Company, Saint-Gobain Performance Plastics Corp., Honeywell International Inc., and DuPont in New York federal court by the owner of a tree nursery located in Hoosick Falls alleging property damage from PFOA contamination the plaintiff attributes to a nearby fabric coating facility. In October 2025, the Company and other defendants filed a motion to dismiss, which remains pending.

In June 2026, a state-wide putative class action lawsuit was filed against the Company and other defendants in New York state court on behalf of all New York municipalities and governmental entities who purchased firefighting personal protective equipment, including turnout gear, from the named defendants. In June 2026, the Company removed the case to federal court and identified it as a potential related action with respect to the pending motion to create a new multidistrict litigation for certain turnout gear claims, described above under Minnesota.
Ohio
In October 2018, a putative class action was filed against the Company and other defendants, including DuPont and Chemours, in the U.S. District Court for the Southern District of Ohio ("S.D. Ohio Court") by the named plaintiff, a firefighter allegedly exposed to PFAS chemicals through his use of firefighting foam, purporting to represent a putative class of all U.S. individuals with detectable levels of PFAS in their blood. In March 2022, the S.D. Ohio Court certified a class of individuals subject Ohio laws, who have 0.05 parts per trillion ("ppt") of PFOA (C-8) and at least 0.05 ppt of any other PFAS in their blood serum. In November 2023, the U.S. Court of Appeals for the Sixth Circuit ("Sixth Circuit") issued an order vacating the class certification decision and remanding the case with instructions that the S.D. Ohio Court dismiss the case and later denied a motion for rehearing en banc. In March 2024, the S.D. Ohio Court vacated the class certification order and dismissed the case for lack of jurisdiction. In June 2024, a new putative nationwide class action was filed against the Company and other defendants by the same named plaintiff who filed the previously dismissed Ohio putative class action lawsuit. The new suit was brought against only the Company and DuPont entities and seeks to establish a putative class of anyone subject to the laws of Ohio or subject to the law of states that recognize the claims for relief filed by plaintiffs with blood serum levels of 2 parts per billion ("ppb") or more of PFOS and PFOA (combined) manufactured by the defendants. The Company was served with the suit in July 2024 and subsequently filed a motion to transfer the case to the AFFF MDL, which was denied in October 2024. In October 2024, the Company filed a motion to dismiss. In March 2026, the court denied the Company's motion to dismiss in part, held a part of the argument for a later decision, and certified a legal question to the Sixth Circuit regarding one of the Company's arguments for dismissal. The case is stayed pending a ruling by the Sixth Circuit on the Company's request for leave to appeal the certified issue.
Pennsylvania
In March 2025, a lawsuit was filed against the Company, DuPont, and the designers, manufacturers, and distributors of AstroTurf in the Philadelphia Court of Common Pleas by former Philadelphia Phillies players alleging personal injury claims allegedly resulting from exposure to PFAS and ethylene oxide in AstroTurf at Veterans Stadium. Plaintiffs’ alleged exposures date back to the 1970s. In September 2025, the Company removed the case to federal court. In October 2025, plaintiffs filed a motion to remand the case to state court, which was denied in February 2026. The plaintiffs filed a motion for reconsideration, which was denied in April 2026. In March 2026, the Company filed a motion to dismiss, which remains pending. In July 2026, the Company filed a motion to transfer the case to the AFFF MDL.
South Carolina
In March 2022, a putative class action lawsuit was filed against the Company and other defendants in South Carolina state court alleging property damage from contamination from PFAS compounds used and disposed of at a defunct textile plant in Society Hill, South Carolina and seeking both property and punitive damages. In May 2022, the case was removed to federal court. Discovery is proceeding in the putative property damage class action.
In August 2024, a companion personal injury lawsuit was filed against the Company and other defendants in South Carolina state court and the Company removed case to federal court. Before ruling on the motions to dismiss by the Company and other defendants, the federal court remanded the personal injury case to state court in April 2026. The Company re-filed a motion to dismiss in May 2026, which remains pending.
Virginia
In August 2024, a lawsuit was filed against the Company and other defendants in Virginia state court alleging that plaintiff’s decedent, a civilian firefighter, died from cancer allegedly caused by exposure to PFAS in firefighting personal protective equipment, including turnout gear. A co-defendant removed the case to federal court, and plaintiffs’ motion to remand has been fully briefed since December 2024. In April 2025, the Company was named as a defendant in a similar lawsuit in Virginia state court, which was removed to federal court by another defendant. In August 2025, the Company filed motions to transfer both cases to the AFFF MDL. In December 2025, the JPML declined to transfer these cases to the AFFF MDL. In March 2026, one of the cases was remanded to state court, and the removing defendant has appealed that order. The plaintiffs’ motion to remand the other case remains pending.
Between July 2024 and April 2025, three lawsuits were filed against the Company and other defendants in Virginia state court relating to firefighting personal protective equipment, including turnout gear. In September 2025, the Company removed those three cases to Virginia federal court and moved to transfer them to the AFFF MDL. In December 2025, the JPML declined to transfer one case to the AFFF MDL, and the Company withdrew its motions to transfer the other two cases. The plaintiffs in all three cases moved to remand to state court. Two cases were remanded to state court in March 2026 and July 2026, and the Company is appealing both orders. The plaintiffs' motion to remand the remaining case to state court remains pending.

Wisconsin
In August 2023, a putative class action lawsuit was filed against the Company and other defendants in Wisconsin federal court by several residents of Oneida County alleging property damage resulting from PFAS contamination they attribute to waste generated from the operations of a paper mill in Rhinelander, Wisconsin that was then incorporated into biosolids. The Company’s motion to dismiss was granted in part and denied in part in June 2025. The plaintiffs' motion for class certification is due in August 2026. In June 2026, the court removed the trial date previously set for June 2027, and no new trial date has been set.
In December 2024, a putative class action lawsuit was filed against the Company in Wisconsin federal court by several private well owners near the Company's Wausau Greystone quarry alleging property damages and medical monitoring costs related to PFAS contamination. The case also includes non-class personal injury and property damage claims on behalf of select plaintiffs. In October 2025, the court set a July 24, 2026, deadline for the plaintiffs to move for class certification and set a trial date for November 2027. In March 2026, the court partially granted the Company's motion to dismiss, narrowing certain claims in the case. In June 2026, the court granted plaintiffs' motion for leave to file a third amended complaint, which eliminated the medical monitoring class and substituted a personal injury class.
Other PFAS-related Matters
Coordination with Government Authorities
The Company continues to engage with relevant federal and state agencies, including the EPA, the U.S. Department of Justice ("DOJ"), state environmental agencies, and state attorneys general, in connection with information requests, inspections, and other agency actions. The Company is in negotiations with the EPA, the DOJ, and state environmental agencies, including the Alabama Department of Environmental Management ("ADEM"), the Illinois Environmental Protection Agency ("IEPA"), and the Minnesota Pollution Control Agency ("MPCA"), regarding potential claims arising under different authorities, including the U.S. Toxic Substances Control Act of 1976 ("TSCA"), the U.S. Clean Water Act of 1972, as amended ("CWA"), the U.S. Safe Drinking Water Act of 1974, as amended ("SDWA"), and the Resource Conservation and Recovery Act ("RCRA"), related to the Company’s operations in those states. The Company cannot predict the outcomes of these matters, the actions that may be taken by the regulatory agencies, or the potential consequences to the Company.
Alabama (Decatur)
Grand Jury Matter: The Company previously operated under a 2009 consent order issued under the TSCA (“2009 TSCA Consent Order”) covering manufacture and use of two PFAS (FBSA and FBSEE) at the Decatur Facility in Alabama, and that prohibits release of these materials into “the waters of the United States.” In March 2019, after learning that these materials may have been released into the Tennessee River from specified processes at the Decatur Facility, the Company halted the manufacture, processing, and use of these materials at the Decatur Facility and voluntarily disclosed the matter to the EPA and ADEM in April 2019. During June and July 2019, the Company implemented controls intended to fully capture wastewater and treat air emissions from the specified processes. The specified processes that were the subject of the Company's April 2019 disclosure are no longer in use.
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
In parallel, the Company continues to engage with the EPA, ADEM, MPCA, and the IEPA related to potential civil claims arising out of the discharges at issue in the above-described grand jury matter and certain discharges of PFAS from the Company's Cottage Grove, Minnesota facility (the "Cottage Grove Facility") and Cordova Facility, which are described below.
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

In July 2020, the Company and ADEM entered into an interim consent order ("ADEM ICO") addressing PFAS-related wastewater discharges and air emissions from the Decatur Facility. The ADEM ICO included requirements relating to ongoing operations (including notices, reporting, analytical and characterization studies, capital improvements, and remediation activities, including on-site and off-site investigations and studies). In May 2026, the Company and ADEM entered into an addendum to the ADEM ICO reflecting changed conditions at the Decatur Facility, including the exit from PFAS manufacturing, the completion of many of the requirements of the ADEM ICO, and the completed construction of an advanced wastewater treatment system at Decatur. The addendum also requires limited additional private well water sampling for certain PFAS within a four-mile radius of the Decatur Facility. Compliance with the ADEM ICO, the addendum, or any further investigations may result in additional operating costs and capital expenditures over multiple years.
Illinois/Iowa (Cordova)
The Cordova Facility discharges wastewater pursuant to a NPDES permit issued by IEPA. In November 2019, the Company disclosed to the EPA, and in January 2020 disclosed to IEPA, that the Cordova Facility's NPDES permit did not include all PFAS identified in its discharge. As noted above, the Company continues to engage with the EPA and IEPA on potential civil claims related to these discharges. The Company submitted an application to modify the NPDES permit and implemented additional wastewater treatment controls, which are now operating as the Company continues optimization efforts. IEPA and the Company are discussing the NPDES permit modification application.
In November 2022, the Company entered into an administrative consent order with the EPA under the SDWA ("SDWA ACO") requiring ongoing sampling and surveying of private and public drinking water wells near the Cordova Facility, treatment of private wells within a three-mile radius, and provision of alternate treatment or supply for the City of Camanche, Iowa's public drinking water system. The Company continues to implement the SDWA ACO in coordination with the EPA and the City of Camanche, Iowa.
In January 2025, the Company entered into a consent order ("RCRA CO") with the EPA under the RCRA requiring the Company to delineate PFAS in soil and groundwater at the Cordova Facility and a surrounding area that extends up to 1/2 mile from the Cordova Facility, and to undertake specified soil and groundwater sampling at up to 80 locations in the area extending 5 miles from the Cordova Facility. The Company continues implement the RCRA CO in coordination with the EPA.
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
Minnesota
Minnesota 2018 Natural Resources Defense Settlement: As previously disclosed, in the first quarter of 2018, the Company recorded a pre-tax charge of $897 million (inclusive of legal fees and related obligations) in connection with a settlement with the State Minnesota relating to PFAS in certain natural resources in the state ("MN NRD Settlement"). The MN NRD Settlement established a fund intended to enhance drinking water quality in the East Metropolitan Area of Minneapolis-St. Paul, with projects subject to approval by MPCA and required to be reasonable and necessary. If the fund is depleted, additional funding could be sought from the Company. MPCA and the Company disagree regarding whether certain approved projects satisfy the MN NRD Settlement's conditions and how certain projected long-term operations and maintenance costs should treated in assessing whether the fund is depleted. The Company initiated mediation under the MN NRD Settlement in February 2025, and that process remains ongoing.
Cottage Grove: The Cottage Grove Facility discharges wastewater pursuant to a NPDES permit issued by MPCA. In early 2020, the Company disclosed to the EPA and MPCA that the Cottage Grove Facility's NPDES permit did not include all PFAS identified in its discharge. The Company continues to engage with the EPA and MPCA on potential civil claims related to these discharges. In July 2025, the Company commenced operation of a new wastewater treatment system to address PFAS.

The Company continues to work with MPCA under the previously disclosed May 2007 Settlement Agreement and Consent Order ("SACO") addressing certain PFAS in soil and groundwater at former disposal sites in Washington County, Minnesota (Oakdale and Woodbury) and at the Cottage Grove Facility. The SACO includes obligations relating to evaluating PFAS releases and response actions, including treatment or alternative drinking water where concentrations exceed applicable Minnesota Department of Health ("MDH") health-based values or health risk limits for certain PFAS, remediation of identified sources of other PFAS not controlled by actions addressing PFOA and PFOS, and information-sharing with MPCA. In January 2024, MDH issued updated, more stringent, health-based values for PFOA and PFOS, and in October 2024, MDH proposed health risk limits for those PFAS. The Company continues to evaluate potential impacts of these developments on its SACO obligations. The Company also continues to implement the previously disclosed remedial decisions adopted by MPCA in 2008 (Woodbury and Oakdale) and 2009 (Cottage Grove Facility).
In January 2021, MPCA issued a notice of violation addressing the presence of PFAS in wastewater and requiring certain improvements related to the wastewater discharge system at the Cottage Grove Facility ("January 2021 Notice"). The Company continues to work with MPCA regarding the notice.
In June 2022, MPCA directed the Company to address PFAS in its stormwater discharges from the Cottage Grove Facility. The Company coordinated with MPCA to develop a plan that is in a MPCA order issued in December 2022, which the Company is working to implement ("December 2022 MPCA Order").
In May 2025, MPCA issued a final NPDES permit for the Cottage Grove Facility, effective June 1, 2025. The permit includes ultra-low effluent limits for certain PFAS, including limits below current quantification levels for some compounds, and also includes low, but measurable, limits for demonstrating permit compliance. In June 2025, the Company appealed elements of the NPDES permit not related to the discharge limits for PFAS. In June 2026, the Minnesota Court of Appeals issued an order ruling in favor of the Company in part, in favor of MPCA in part, and remanding to MPCA for further proceedings. If the Cottage Grove Facility is unable to meet permit requirements, it could have a significant adverse impact on the Company's normal operations and the Company's businesses that receive products and other materials from the Cottage Grove Facility, some of which may not be available in similar quantities or at all from the Company's other facilities, which could in turn impact the Company's ability to fulfill supply obligations to its customers.
In April 2026, the State of Minnesota by and through MPCA filed a lawsuit against the Company seeking civil penalties and injunctive relief related in part to alleged PFAS releases at and from the Cottage Grove Facility, and relating in part to the January 2021 Notice, the December 2022 MPCA Order, and the SACO. The Company has removed the lawsuit to federal court and has moved to transfer it to the AFFF MDL. The case has been stayed pending a transfer ruling.
Fairmont: In July 2025, MPCA issued a notice of violation alleging stormwater and fire-water discharges containing PFAS at the Company's Fairmont, Minnesota facility and requiring corrective actions, including a stormwater action plan and a soil and groundwater investigation. The Company responded contesting the alleged violations and provided a plan to address the requested corrective actions. The Company continues to engage with MPCA regarding the alleged violations.
Hutchinson: In March 2023, MPCA issued a notice of violation alleging stormwater discharges containing PFAS at the Company's Hutchinson, Minnesota facility. The Company continues to engage with MPCA regarding the alleged violations.
Wisconsin (Wausau)
In August 2024, the Company received an EPA request for information under CERCLA seeking information and documents regarding PFAS use and disposal at the Company's Greystone facility ("Greystone Facility") and its downtown facility in Wausau, Wisconsin. The Company provided responsive information and, in October 2025, the EPA informed the Company it had not identified an immediate need for additional action.
In March 2025, the Wisconsin Department of Natural Resources ("WDNR") notified the Company that it determined there had been a release of hazardous substances from the Greystone Facility based on PFAS detected in groundwater and ordered the Company to submit a site investigation work plan. In June 2025, the Company submitted an initial work plan, which WDNR has approved. In January 2026, the Company reported initial sampling results to WDNR. In April 2026, the Company submitted a site investigation report to WDNR, and is continuing to engage with WDNR on this matter.
PFAS Litigation, Investigations, and Other Activities Outside the United States
Australia
In May 2025, the New South Wales Environmental Protection Agency issued a notice requiring 3M Australia Pty Ltd. ("3M Australia") to investigate and clean up PFAS contamination at a site formerly leased by 3M Australia. The Company is working with the regulator regarding the notice, has obtained limited access from the site owner to conduct investigation activities under the notice, and is proceeding with those activities. The Company has also been conducting sampling of adjacent properties.
The Company is aware of a writ of summons filed against the Company and its subsidiary, 3M Australia Pty Ltd, in the Supreme Court of Victoria in November 2024 on behalf of individuals with connections to property allegedly impacted by Company products containing PFAS. The Company has not been served with the writ, but the service period has been extended to December 8, 2026.

In May 2026, the Commonwealth of Australia filed a lawsuit against the Company and its subsidiary, 3M Australia, in the Victoria Registry of the Federal Court of Australia. The lawsuit seeks damages related to alleged AFFF contamination at Australian military bases, including compensation for amounts previously paid by the Commonwealth to settle prior lawsuits related to AFFF use as well as past and future cleanup costs.
Canada
Since December 2023, numerous PFAS-related actions have been filed against the Company, 3M Canada Company - Compagnie 3M Canada ("3M Canada"), and other defendants in Canada. As of June 30, 2026, a total of eighteen PFAS-related actions were pending in Canadian courts in British Columbia, Manitoba, New Brunswick, Newfoundland, Ontario, and Quebec. These matters include class and non-class claims by individuals, municipalities, federal, provincial, and territorial governments, Indian Bands, and other entities for alleged impacts from AFFF and other PFAS-containing products, including property, drinking water, and other natural resources contamination, personal injury, and other damages. These actions remain in early stages.
Europe
Belgium
PFAS manufacturing in Zwijndrecht, Antwerp, Belgium: 3M Belgium, a subsidiary of the Company, owns and operates a facility in Zwijndrecht, Antwerp, Belgium ("Zwijndrecht Facility") where PFAS manufacturing ceased in 2024 as part of the Company’s global exit from PFAS manufacturing.
3M Belgium continues to engage with the Public Flemish Waste Agency ("OVAM") and other authorities to investigate and remediate PFAS impacts associated with the historical operations at the Zwijndrecht Facility, including with respect to soil, groundwater, wastewater treatment, and a nearby ring road construction project in Antwerp ("Oosterweel Project"). Over the years, regulatory proceedings have included permit reviews, appeals, parliamentary investigations, and ongoing remediation oversight.
In August 2024, the province of Antwerp approved 3M Belgium's latest application for modifying its water discharge permit related to certain PFAS parameters. Following an appeal against the permit by a local non-profit organization, in March 2025, the Flemish government confirmed the permit. The Flemish government's confirmation was judicially appealed by a Belgian non-profit organization. 3M Belgium cannot predict the outcome of such judicial appeal and is therefore unable to assess whether the current Zwijndrecht Facility wastewater treatment system, or currently conceived additional treatment technology, will be able to meet the ultimately determined permit limits with respect to ongoing non-PFAS manufacturing at the Zwijndrecht Facility. It is possible that the outcome of the appeal or future permit amendments will alter discharge limits and will require additional actions to reduce legacy sources of PFAS, or that the wastewater treatment system there will be unable to meet future discharge limits. If 3M Belgium is unable to meet the eventual discharge limits, it could have a significant adverse impact on 3M Belgium's normal operations and the Company's businesses that receive products and other materials from the Zwijndrecht Facility, some of which may not be available or available in similar quantities from the Company's other facilities, which could in turn impact these businesses' ability to fulfill supply obligations to their customers.
Soil remediation and environmental law compliance in Belgium:
Flemish government actions and the 2022 Flemish Remediation Agreement: In July 2022, 3M Belgium entered into a remediation agreement with the Flemish government ("Flemish Remediation Agreement") under which 3M Belgium committed €571 million to address issues associated with PFAS relating to the Zwijndrecht Facility, including enhancements to site discharge control technologies, support for qualifying local commercial farmers impacted by restrictions on sale of agricultural products, ongoing off-site descriptive soil investigations, amounts to address certain identified priority remedial actions (which may include supporting additional actions as required under the Decree on Soil Remediation and Soil Protection ("Flemish Soil Decree")), funds to be used by the Flemish government in its sole discretion in connection with PFAS emissions from the Zwijndrecht Facility, and support for the Oosterweel Project in cash and support services. The Flemish Remediation Agreement contains certain provisions ending litigation and providing certain releases of liability for 3M Belgium, while preserving the Flemish government's regulatory authority. In the first half of 2022, the Company recorded a pre-tax charge of approximately $500 million in connection with the Flemish Remediation Agreement.
The Flemish government requested a series of technical meetings with 3M Belgium regarding the scope and implementation of 3M Belgium’s commitments under the Flemish Remediation Agreement. 3M Belgium is continuing regular interactions with the government on these topics and discussions to address issues raised by both the Flemish Government and 3M Belgium are ongoing.
Soil/groundwater remediation: Consistent with Flemish environmental law, 3M Belgium has submitted to OVAM required descriptive soil investigations (“DSIs”), conducted by an accredited third-party soil remediation expert, to assess areas of potential PFAS contamination that may require remediation. In the fourth quarter of 2025, OVAM required 3M Belgium to submit an additional DSI relating to ultra-short chain PFAS by June 2026, which was timely submitted.

The accredited third-party soil remediation expert has prepared multiple remedial action plans ("RAPs") that have been approved by OVAM and implementation activities are underway. 3M Belgium also submitted additional required RAPs, which OVAM deemed to be not in conformity with the Flemish Soil Decree. OVAM provided extensions of time for 3M Belgium to revise and re-submit each RAP OVAM found to be non-conforming. In May 2026, 3M Belgium submitted a revised RAP for soil and groundwater at the site. 3M Belgium representatives continue to engage with the Flemish authorities regarding further soil remediation and related groundwater actions in connection with the Flemish Soil Decree.
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
In May 2026, the Flemish government proposed draft legislation that, if ultimately enacted, would empower the relevant executive branch agency in the Flemish Region to seek, in certain circumstances such as the financial insecurity of a Belgian company, to hold non-Belgian parent or affiliate entities of Belgian companies jointly and severally liable for soil remediation costs. The proposal is subject to threshold legal review by the Belgian Council of State’s Legislative section.
Other litigation: As of June 30, 2026, twenty-two actions against 3M Belgium were pending in Belgian civil courts, and 3M Belgium has also received pre-litigation notices from others in Belgium indicating potential claims. These matters include claims by individuals, municipalities, and other entities for alleged PFAS impacts, including soil, wastewater, and rainwater contamination, nuisance, tort liability, personal injury, and requests for injunctive relief.
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
In May 2026 and June 2026, the Company, 3M Global Capital Limited, and 3M EMEA GmbH were added to two existing lawsuits against 3M Belgium brought by EVAL Europe N.V. and NV Borealis Antwerpen, two companies neighboring the Zwijndrecht facility, seeking damages for PFAS remediation on their sites. Separate initial hearings are set for November 2026.
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
Germany
Dyneon Divestiture: In June 2026, the Company's German subsidiary, 3M Deutschland GmbH (“3M Deutschland”) completed the divestiture of its subsidiary, Dyneon GmbH (“Dyneon”). Dyneon manufactured PFAS prior to the Company’s exit from PFAS manufacturing by the end of 2025. Under the terms of the transaction, 3M Deutschland remains responsible for PFAS-related claims arising from activities conducted prior to the divestiture of Dyneon, and is coordinating the response to such claims, including those described below.

Government interactions related to PFAS manufacturing in Gendorf, Germany: Prior to the divestiture, Dyneon and prior operators of the Gendorf, Germany facility ("Gendorf Facility") commissioned a voluntary feasibility study by an independent soil consultant evaluating the potential feasibility, environmental impact, approaches, and related costs for remediating PFOA in soil and groundwater around the Gendorf Facility. The study was shared with the competent German authority, which provided feedback and requested additional investigations and measures. Dyneon agreed to sponsor environmental studies related to potential soil disposal solutions. A local authority indicated that Dyneon should contribute to those soil disposal solutions.
In July and August 2025, authorities issued orders requiring Dyneon to plan a hydraulic barrier to capture a PFOA plume in groundwater originating from the Gendorf Facility and to assess remediation measures in and around the site. In August and September 2025, Dyneon appealed these orders and enforceability is suspended by this appeal. Despite the suspension of those orders, in June 2026, Dyneon received a new administrative order requiring it to install the hydraulic barrier that is the subject of the suspended planning order. Dyneon intends to appeal the order, which is likely to be suspended pending the outcome of that appeal. Following the Dyneon divestiture, 3M Deutschland will continue discussions with authorities regarding potential future remedial actions related to the Gendorf Facility.
Litigation: In July 2025, Dyneon received pre-litigation notices from two German cities and a private citizen seeking payment for alleged costs associated with PFAS-impacted soil encountered during construction works.
The Netherlands
In May 2023, the government of the Netherlands sent 3M Belgium a notice of liability stating that it believes 3M Belgium to be liable for damages related to alleged PFAS contamination in the Netherlands. The notice purports to identify claims by the Dutch government and references potential damages to other parties. 3M Belgium continues to meet with representatives of the Dutch government to discuss the issues raised in the notice as well as with parties whose interests the Dutch government may also represent.
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
In January 2025, the EPA issued a notice of violation that was received by the Cottage Grove Facility in February 2025. The notice is based on a 2021 EPA RCRA inspection and asserted observations relating to hazardous waste management practices for certain containers and tanks and related recordkeeping. Certain items were corrected during the inspection, and the Company responded to the notice in March 2025. In May 2025, the EPA issued a notice of violation and opportunity to confer. The Company is cooperating with EPA.
In July 2024, the Company received a violation notice from IEPA alleging regulatory violations relating to certain air emissions of volatile organic material at the Cordova Facility. The Company has responded to the violation notice.
In January 2026, the Company received a violation notice from IEPA alleging regulatory violations tied to emissions of volatile organic material at the Cordova Facility. The Company responded to the notice. In April 2026, the Company received notice from IEPA that it did not accept the terms proposed by the Company for a compliance commitment agreement and in May 2026 the Company received a notice of intent to pursue legal action. The Company continues to cooperate with IEPA.
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

During the first six months of 2026, the Company increased its accrual for PFAS-related environmental matters primarily for interest accretion associated with the PWS Settlement and made related payments. As of June 30, 2026 and December 31, 2025, the Company had recorded “other environmental liabilities” of $7.4 billion ($2.9 billion within other current liabilities and $4.5 billion within other liabilities on the Company’s consolidated balance sheet) and $7.7 billion ($0.7 billion within other current liabilities and $7.0 billion within other liabilities on the Company’s consolidated balance sheet), respectively. These accruals represent the Company’s estimate of probable losses associated with the PFAS-related environmental matters described above. The Company is unable to estimate a possible loss or range of possible loss in excess of the amounts accrued at this time.
As of June 30, 2026 and December 31, 2025, the Company's recorded liabilities for estimated costs for non-PFAS environmental matters were not significant. These matters relate to the investigation, treatment, or removal of hazardous substances at current or former Company manufacturing sites and certain third-party sites. The Company evaluates each site quarterly and records remediation liabilities on an undiscounted basis when costs are probable and reasonably estimable, generally no later than completion of feasibility studies or commitment to a remediation plan. Estimates are based primarily on internal and third-party environmental studies, the extent and nature of contamination, expected remedial approaches, and participation and financial viability of other potentially responsible parties. The Company adjusts recorded liabilities as additional information becomes available or circumstances change. The Company expects to pay the amounts recorded over remediation periods that currently extend up to approximately 20 years.
Estimating environmental compliance and remediation costs involve significant uncertainties, including evolving scientific and regulatory standards, changes in environmental laws, permissible contaminant levels, or enforcement policies, development of new analytical or remediation technologies, allocation of liability among responsible parties, and the financial condition of co-responsible parties and indemnitors. For sites where remediation activities are substantially complete and remaining obligations primarily relate to operation, maintenance, or monitoring, the Company believes the risk of loss in excess of recorded amounts would not be material to the Company’s consolidated results of operations or financial condition. For sites where remediation activities remain ongoing, the Company cannot estimate a possible loss or range of possible loss in excess of recorded accruals due to the uncertainties described above.
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
Non-Aearo Respirator Mask/Asbestos Litigation
Background of Non-Aearo Respirator Mask/Asbestos Litigation
As of June 30, 2026, the Company is a named defendant, together with multiple co-defendants, in numerous lawsuits pending in various courts that collectively involve approximately 4,000 individual claimants, compared to approximately 3,700 individual claimants with actions pending as of December 31, 2025.
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
In December 2025, West Virginia filed an additional complaint in the Circuit Court of Kanawha County, West Virginia alleging violations of the WVCCPA related to the Company's 8210 respirators. In December 2025, the Company removed the case to federal court. West Virginia moved to remand the case to state court. In February 2026, the Company opposed West Virginia’s motion to remand and simultaneously moved to dismiss the complaint. In April 2026, the court denied West Virginia's motion to remand and granted the Company's motion to dismiss the complaint with prejudice. In May 2026, West Virginia filed a motion seeking to set aside the dismissal of its complaint. In June 2026, the court denied that motion.
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
As of June 30, 2026 and December 31, 2025, the Company's accruals for non-Aearo respirator mask/asbestos liabilities and defense costs were $456 million and $473 million, respectively. These accruals represent the Company’s estimate of probable loss and an estimation period for future claims extending through approximately 2050. The Company cannot estimate the amount or upper end of the range by which actual liabilities may exceed recorded accruals due to inherent uncertainty in projecting future claims, the application of joint and several liability principles, and the potential impact of future developments.
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
Aearo Respirator Mask/Asbestos Liabilities
As of June 30, 2026 and December 31, 2025, the Company, through its Aearo subsidiary, recorded accruals of $57 million and $59 million, respectively, for product liabilities and defense costs related to current and future Aearo-related asbestos, silica-related, and coal mine dust claims. Responsibility for defense costs, settlements, and judgments is shared among Aearo and other parties and their insurers pursuant to an informal arrangement based on the number of years each company sold applicable respiratory products and the years of exposure alleged by the plaintiff.
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
Combat Arms Earplugs Litigation
Background of Combat Arms Earplugs Litigation
Aearo manufactured and sold Dual-Ended Combat Arms – Version 2 Earplugs ("CAE") beginning in approximately 1999. Following the Company's acquisition of Aearo in 2008, the Company sold CAE until they were discontinued in 2015. The Company and Aearo believe the CAE were effective and safe when used properly, but faced litigation from a significant number of claimants in a consolidated multidistrict litigation ("CAE MDL") in U.S. District Court for the Northern District of Florida ("CAE MDL Court") and a coordinated state court proceeding in the 4th Judicial District, County of Hennepin, Minnesota.
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
During the first six months of 2026, the Company increased its existing accrual for CAE primarily for interest accretion on the CAE Settlement and made related payments. As of June 30, 2026 and December 31, 2025, and the Company had accrued liabilities related to the CAE litigation of $1.9 billion ($1.0 billion within other current liabilities and $0.9 billion within other liabilities on the Company’s consolidated balance sheet) and $2.4 billion ($1.4 billion within other current liabilities and $1.0 billion within other liabilities on the Company’s consolidated balance sheet), respectively. These accruals represent the Company’s estimate of probable losses associated with the CAE litigation. The Company is unable to estimate a possible loss or range of possible loss in excess of the amounts accrued at this time.
Watson Grinding
The Company is a defendant in proceedings in Texas state court under a master docket relating to the January 2020 explosion at a Watson Grinding facility in Houston, Texas. Over 1,900 claimants allege claims against multiple defendants. The claims against the Company relate to services on gas detection devices provided by a former subsidiary, Detcon, Inc., which the Company sold in August 2019. Jury trials took place in June 2025, November 2025, and April 2026, and additional trials are scheduled in 2026. In the June 2025 trial, a jury determined the Company was partially liable. In October 2025, the Company appealed the judgment entered following the June 2025 trial, and that appeal remains pending. In the November 2025 trial, a jury determined the Company was partially liable and, in June 2026, the Company's post-trial motions were denied. In June 2026, the Company appealed the judgment entered following the November 2025 trial, and that appeal remains pending. In the April 2026 trial, a jury determined the Company was not liable in connection with the Watson Grinding facility explosion. No liability has been recorded for any of these judgments because the Company believes a loss is neither probable nor reasonably estimable at this time, and is unable to estimate a possible loss or range of loss due to unresolved factual and legal issues.
Other Matters
In May 2023, an incident at the Company's Prairie du Chien, Wisconsin facility resulted in an employee fatality. The U.S. Department of Labor’s (“DOL”) Occupational Safety and Health Administration (“OSHA”) initiated an investigation after the Company reported the incident. In November 2023, the DOL announced that it issued two citations to the Company alleging willful safety violations. In September 2024, the Company entered into a settlement agreement with OSHA and the DOL relating to the incident that included an immaterial payment amount and did not include a finding of willful safety violations.

In October 2024, the Company received a grand jury subpoena from the U.S. Attorney’s Office for the Western District of Wisconsin seeking records relating to, among other matters, the Prairie du Chien facility, the incident, workplace injuries at Prairie du Chien and certain other Company facilities, and OSHA inspections at other Company facilities. The Company will continue to cooperate with the investigation.
Insurance Recoveries
The Company is pursuing insurance recoveries to offset a portion of its liabilities, including those described above. For respirator mask/asbestos, CAE, and PFAS-related litigation and liabilities, recovery efforts are ongoing through litigation in U.S. courts, arbitration proceedings, mediations, and negotiations with insurers.
During the three and six months ended June 30, 2026, the Company recorded insurance recovery benefits of $13 million and $290 million, respectively, related to respirator mask/asbestos, CAE, and PFAS-related matters. During the three and six months ended June 30, 2025, the Company recorded insurance recovery benefits of $59 million and $85 million, respectively, related to respirator mask/asbestos, CAE, and PFAS-related matters. Under the CAE Settlement, insurance recoveries under relevant policies are contributed to the qualified settlement fund as part of the settlement consideration.
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
In the first and second quarters of 2026, the measure of segment operating performance and segment composition used by the CODM changed. As a result, 3M’s disclosed measure of segment profit and other segment-related amounts were updated to reflect these changes for all periods presented. The changes include the following items now reflected within Corporate:
•Effective first quarter 2026—manufactured PFAS products activity and net costs for respirator mask/asbestos litigation special items: These special items were moved into Corporate from the Transportation and Electronics segment and Safety and Industrial segment, respectively.
•Effective second quarter 2026—business acquisition-related costs: These costs are now reflected as a Corporate special item rather than within reportable business segment operating income. There were no such material costs in prior periods presented.

Business Segment Information

	Three months ended June 30,		Six months ended June 30,
Net sales (millions)	2026	2025	2026	2025
Safety and Industrial	$3,091	$2,857	$6,021	$5,602
Transportation and Electronics	2,066	1,944	3,914	3,760
Consumer	1,247	1,270	2,378	2,394
Total reportable business segment net sales	6,404	6,071	12,313	11,756
Corporate	96	273	217	542
Total Company	$6,500	$6,344	$12,530	$12,298

Significant segment expenses and operating performance (millions)
Safety and Industrial
Cost of sales	$1,642	$1,537	$3,213	$3,007
Selling, general and administrative expenses	459	455	911	906
Research, development and related expenses	131	127	262	252
Safety and Industrial operating income	859	738	1,635	1,437
Transportation and Electronics
Cost of sales	1,176	1,110	2,271	2,176
Selling, general and administrative expenses	259	245	492	496
Research, development and related expenses	128	110	249	219
Transportation and Electronics operating income	503	479	902	869
Consumer
Cost of sales	750	748	1,437	1,417
Selling, general and administrative expenses	212	223	408	427
Research, development and related expenses	33	31	64	63
Consumer operating income	252	268	469	487
Total reportable business segment operating income	1,614	1,485	3,006	2,793
Corporate
Corporate-level (expense) income	1	22	35	72
Corporate special items:
Net costs for significant litigation and PFAS exit	(183)	(347)	(13)	(421)
Business acquisition-related costs	(12)	—	(12)	—
(Loss) gain on business divestitures	(336)	(3)	(343)	(3)
Manufactured PFAS products	—	(17)	(126)	(55)
Transformation costs	(100)	—	(166)	—
Total Corporate	(630)	(345)	(625)	(407)
Total Company operating income	984	1,140	2,381	2,386

Other expense/(income), net	(136)	217	383	78
Income before income taxes	$1,120	$923	$1,998	$2,308

	Three months ended June 30,		Six months ended June 30,
Depreciation and amortization (millions)	2026	2025	2026	2025
Safety and Industrial	$146	$141	$290	$280
Transportation and Electronics	91	92	179	180
Consumer	43	36	83	75
Corporate	55	21	109	45
Total	$335	$290	$661	$580

Capital expenditures (millions)
Safety and Industrial	$112	$77	$197	$155
Transportation and Electronics	77	104	135	182
Consumer	20	16	31	27
Corporate	14	11	85	80
Total	$223	$208	$448	$444

Assets (millions)	June 30, 2026	December 31, 2025
Business segment assets:
Inventories
Safety and Industrial	$1,664	$1,636
Transportation and Electronics	1,080	1,068
Consumer	788	694
Total business segment assets	3,532	3,398
All other current assets	10,580	12,989
Total non-current assets	20,812	21,346
Total assets	$34,924	$37,733
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
•Corporate special items include, for the periods presented:
◦net costs for significant litigation and PFAS exit impacting operating income (loss),
◦business acquisition-related costs,
◦manufactured PFAS products activity,
◦(loss) gain on business divestitures (see Note 3), and
◦transformation program restructuring (see Note 5) and related charges.
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
As discussed in Note 1, certain changes are reflective in this document for all applicable periods presented. Effective in the first and second quarters of 2026, the Company made changes to the measure of segment operating performance and segment composition used by its CODM, impacting the disclosed measure of segment profit (business segment operating income). Further details are provided in Note 16.
3M manages its operations in three operating business segments: Safety and Industrial; Transportation and Electronics; and Consumer. From a geographic perspective, "EMEA" refers to Europe, the Middle East, and Africa on a combined basis.
Unless otherwise noted, all year-over-year ("YoY") comparisons in this MD&A refer to the second quarter and the first six months of 2026 compared with the second quarter and first six months of 2025.
Financial highlights for the second quarter and the first six months of 2026:

	Three months ended June 30, 2026		Six months ended June 30, 2026
	GAAP	Adjusted(a)	GAAP	Adjusted(a)
Net sales (millions)	$6,500	$6,500	$12,530	$12,503
Total sales change	2.4%	5.5%	1.9%	4.7%
Organic sales change(b)	2.3%	5.4%	0.5%	3.3%
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
Net sales change was driven by strength in industrial, safety, semiconductor and data center—supported by commercial excellence and innovation. This strength was partially offset by weakness in consumer/consumer electronics, and the YoY impact of the manufactured PFAS products special item.

	Three months ended June 30, 2026				Six months ended June 30, 2026
	GAAP		Adjusted(a)		GAAP		Adjusted(a)
Operating income margin	15.1%		24.9%		19.0%		24.3%
YoY change in operating income margin	(2.9)	ppts	0.4	ppts	(0.4)	ppts	0.3	ppts
GAAP operating margins were affected by the YoY impact of special items. The primary drivers were higher losses on business divestitures, and transformation costs. These drivers were partially offset by lower net costs for significant litigation and PFAS exit, which on a year-to-date basis reflect increased insurance recoveries (discussed in Note 15).
Outside of special items, both GAAP and adjusted operating margins reflect benefits from growth, productivity, and favorable foreign currency impacts, partially offset by tariff impacts, cost dis-synergies (following the exit of PFAS manufacturing and the 2024 spin of Solventum), and growth investments.

	Three months ended June 30, 2026		Six months ended June 30, 2026
	GAAP	Adjusted(a)	GAAP	Adjusted(a)
Earning per diluted share (EPS)	$1.78	$2.40	$3.01	$4.54
YoY change in EPS	33%	11%	(11)%	12%
GAAP EPS YoY was affected by the net impact of special items, including those impacting operating income discussed above, as well as by the impact of changes in Solventum's share price (which was a YoY benefit in the second quarter and YoY headwind in the first six months of 2026).
Outside of special items, both GAAP and adjusted EPS reflect the operating margin drivers discussed above, while non-operating benefits were primarily driven by a lower share count. On a year-to-date basis, EPS also benefited from favorable tax timing.
3M completed its exit of PFAS manufacturing by the end of 2025. As discussed in Note 15, the Company continues to address PFAS manufactured prior to exit through treatment, remediation, and disposition of its assets and interests in manufacturing facilities, which may include dismantling, cleaning, and repurposing. Decisions or circumstances associated with the extent and type of remaining activity at particular locations and impacts on assets and potential obligations, among other factors, could result in additional expenses.
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

	Three months ended June 30, 2026
	Americas	Asia Pacific	EMEA	Worldwide
Net sales (millions)	$3,516	$1,870	$1,114	$6,500
% of worldwide sales	54.1%	28.8%	17.1%	100.0%
Components of net sales change:
Organic sales(b)	0.7	5.6	2.3	2.3
Divestitures(c)	(0.4)	(0.3)	(1.8)	(0.6)
Translation	0.7	(0.4)	2.7	0.7
Total sales change	1.0%	4.9%	3.2%	2.4%

	Six months ended June 30, 2026
	Americas	Asia Pacific	EMEA	Worldwide
Net sales (millions)	$6,669	$3,653	$2,208	$12,530
% of worldwide sales	53.2%	29.2%	17.6%	100.0%
Components of net sales change:
Organic sales(b)	(0.9)%	3.8%	(0.4)%	0.5%
Divestitures(c)	(0.3)	(0.2)	(0.9)	(0.4)
Translation	0.9	0.7	6.2	1.8
Total sales change	(0.3)%	4.3%	4.9%	1.9%

(c)    Acquisition and divestiture sales change impacts are measured separately for the first twelve months post-transaction.

Operating Expenses:	Three months ended June 30,			Six months ended June 30,
(Percent of net sales)	2026	2025	Change	2026	2025	Change
Cost of sales	58.7%	57.5%	1.2%	59.0%	57.9%	1.1%
Selling, general and administrative expenses (SG&A)	16.4	19.9	(3.5)	14.4	18.0	(3.6)
Research, development and related expenses (R&D)	4.6	4.5	0.1	4.9	4.7	0.2
Loss on business divestitures	5.2	0.1	5.1	2.7	—	2.7
Operating income margin	15.1%	18.0%	(2.9)%	19.0%	19.4%	(0.4)%
Cost of Sales measured as a percent of sales: Increases in the second quarter and first six months of 2026 were primarily due to cost dis-synergies following the exit of PFAS manufacturing and headwinds from rising oil prices and tariff impacts, partially offset by ongoing manufacturing productivity initiatives. See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
SG&A measured as a percent of sales: Decreases in the second quarter and first six months of 2026 were primarily driven by lower net costs from significant litigation. See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
R&D measured as a percent of sales: 3M continues to invest in a range of R&D activities from application development, product and manufacturing support, product development and technology development aimed at disruptive innovations. See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
Loss on Business Divestitures measured as a percent of sales: Applicable information on 2026 items is discussed in Note 3.
Other Expense (Income), Net: See Note 6 for a detailed breakout of this line item.
Interest expense (net of interest income): decreased YoY driven by a reduction in interest expense on debt and reduced imputed interest associated with obligations resulting from the PWS Settlement and the CAE Settlement (discussed in Note 15).
The non-service pension and postretirement net period cost decreased in the second quarter and first six months of 2026 YoY. See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
Solventum ownership - change in value resulted in a YoY tailwind of $310 million in the second quarter of 2026 and YoY headwind of $389 million in the first six months of 2026, as Solventum's share price increased during the second quarter of 2026 compared a decrease in 2025 and decreased during the first six months of 2026 compared to an increase in 2025.

Provision for Income Taxes:	Three months ended June 30,		Six months ended June 30,
(Percent of pre-tax income)	2026	2025	2026	2025
Effective tax rate	16.3%	26.6%	20.2%	22.1%
Adjusted effective tax rate(a)	19.3	20.8	18.5	20.9
The primary factors that decreased the Company's effective tax rate YoY for the three months ended June 30, 2026 were the tax impacts of 3M's retained ownership interest in Solventum and the tax impacts of net costs of significant litigation, partially offset by the loss on business divestiture.
The primary factors that decreased the Company's effective tax rate YoY for the six months ended June 30, 2026 were the increased tax benefits from stock-based compensation and the tax impacts of net costs of significant litigation, partially offset by the loss on business divestiture and the tax impacts of 3M's retained ownership interest in Solventum.

Income from Unconsolidated Subsidiaries, Net of Taxes:	Three months ended June 30,		Six months ended June 30,
(Millions)	2026	2025	2026	2025
Income from unconsolidated subsidiaries, net of taxes	$1	$47	$3	$49
Income from unconsolidated subsidiaries, net of taxes, is attributable to the Company’s accounting under the equity method for ownership interests in certain entities. In the second quarter of 2025, 3M sold its interest in one of these investments.

Net Income Attributable to Noncontrolling Interest:	Three months ended June 30,		Six months ended June 30,
(Millions)	2026	2025	2026	2025
Net income attributable to noncontrolling interest	$5	$2	$11	$8
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
Pre-tax stock compensation expense and defined benefit pension and postretirement expense for the periods presented were the following:

	Three months ended June 30,		Six months ended June 30,
Pre-tax amounts (millions)	2026	2025	2026	2025
Stock compensation expense	$41	$44	$121	$129

Defined benefit pension and postretirement benefit expense
Service cost	$39	$43	$78	$84
Non-service cost (benefit)	(3)	23	(5)	51
Total defined pension and postretirement expense	$36	$66	$73	$135

Performance by Business Segment
Disclosures relating to 3M’s business segments are provided in Note 16. 3M manages its operations in three business segments. The reportable segments are Safety and Industrial; Transportation and Electronics; and Consumer.

Safety and Industrial Business:	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sales (millions)	$3,091	$2,857	$6,021	$5,602
Sales change analysis:
Organic sales(b)	8.2%		5.7%
Divestitures	(1.3)		(0.7)
Translation	1.3		2.5
Total sales change	8.2%		7.5%
Business segment operating income (millions)	$859	$738	$1,635	$1,437
Percent change	16.4%		13.8%
Percent of sales	27.8%	25.8%	27.2%	25.7%
Second quarter 2026 results: Sales in Safety and Industrial were up 8.2 percent in U.S. dollars.
Organic sales increased in electrical markets, abrasives, industrial adhesives and tapes, industrial specialties, personal safety, and roofing granules and decreased in automotive aftermarket. Progress on commercial excellence and innovation drove strong growth.
Business segment operating income margins increased YoY, driven by benefits from growth and productivity. These benefits were partially offset by tariffs, continued growth investments, and cost dis-synergies following the exit of PFAS manufacturing.
First six months 2026 results: Sales in Safety and Industrial were up 7.5 percent in U.S. dollars.
Organic sales increased in electrical markets, industrial adhesives and tapes, abrasives, personal safety, and industrial specialties, driven by progress on commercial excellence and innovation; market weakness in roofing granules and automotive aftermarket resulted in decreased sales.
Business segment operating income margins increased YoY primarily driven by benefits from growth and productivity. These benefits were partially offset by tariffs, continued growth investments, and cost dis-synergies following the exit of PFAS manufacturing.

Transportation and Electronics Business:	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sales (millions)	$2,066	$1,944	$3,914	$3,760
Sales change analysis:
Organic sales(b)	5.9%		2.9%
Divestitures(c)	(0.2)		(0.3)
Translation	0.5		1.5
Total sales change	6.2%		4.1%
Business segment operating income (millions)	$503	$479	$902	$869
Percent change	5.2%		3.8%
Percent of sales	24.4%	24.6%	23.1%	23.1%
Second quarter 2026 results: Sales in Transportation and Electronics were up 6.2 percent in U.S. dollars.
Organic growth was driven by strength in semiconductor, aerospace, data center, advanced materials, and commercial branding.
Business segment operating income margins decreased YoY reflecting tariffs, continued growth investments, and cost dis-synergies following the exit of PFAS manufacturing, partially offset by benefits from growth and productivity.
First six months 2026 results: Sales in Transportation and Electronics were up 4.1 percent in U.S. dollars.
Organic growth was driven by strength in semiconductor, aerospace, data center, advanced materials, and commercial branding, partially offset by weakness in auto and consumer electronics.
Business segment operating income margins were flat YoY due to benefits from growth and productivity, offset by tariffs, continued growth investments, and cost dis-synergies following the exit of PFAS manufacturing.

Consumer Business:	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sales (millions)	$1,247	$1,270	$2,378	$2,394
Sales change analysis:
Organic sales(b)	(2.1)%		(1.7)%
Translation	0.3		1.0
Total sales change	(1.8)%		(0.7)%
Business segment operating income (millions)	$252	$268	$469	$487
Percent change	(6.4)%		(3.8)%
Percent of sales	20.1%	21.1%	19.7%	20.3%
Second quarter 2026 results: Sales in Consumer were down 1.8 percent in U.S. dollars.
Organic sales decreased in packaging and expression, and in home improvement, and increased in home and auto care, and consumer safety and well-being. Lower U.S. retailer inventory levels more than offset positive POS and share gains.
Business segment operating income margins decreased YoY reflecting tariffs, continued growth investments, and cost dis-synergies following the exit of PFAS manufacturing, partially offset by benefits from productivity.
First six months 2026 results: Sales in Consumer were down 0.7 percent in U.S. dollars.
Organic sales decreased in packaging and expression, and in home improvement, and increased in home and auto care, and consumer safety and well-being. Lower U.S. retailer inventory levels more than offset positive POS and share gains.
Business segment operating income margins decreased YoY reflecting tariffs, continued growth investments, and cost dis-synergies following the exit of PFAS manufacturing, partially offset by benefits from productivity.
Corporate: Outside of 3M's reportable segments, 3M has Corporate, which is not a reportable business segment as it does not meet the segment reporting criteria. Because Corporate includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis. Corporate is further described in Note 16.
Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section below and Note 16 for details on the components of corporate special items and their impact. Corporate-level income decreased YoY in the second quarter and first six months of 2026, primarily due to Solventum-related items and corporate costs.
Certain amounts adjusted for special items - (non-GAAP measures)
In addition to reporting financial results in accordance with U.S. GAAP, 3M also provides certain non-GAAP measures. These measures are not in accordance with, nor are they a substitute for GAAP measures, and may not be comparable to similarly titled measures used by other companies.
Certain measures adjust for the impact of special items. Special items for the periods presented include the items described in the section entitled “Description of special items”. Because 3M provides certain information with respect to business segments, it is noteworthy that special items impacting operating income (loss) are reflected in Corporate.
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
•EPS

Special items for the periods presented include:
Net costs for significant litigation and PFAS exit:
•Net costs for significant litigation relate to 3M's respirator mask/asbestos (which include Aearo and non-Aearo items), PFAS-related other environmental, and Combat Arms Earplugs matters (as discussed in Note 15). Net costs include the impacts of changes in accrued liabilities (including interest imputation on applicable settlement obligations), legal costs, and insurance recoveries, along with the associated tax impacts. Associated tax impacts of significant litigation include impacts on Foreign-Derived Deduction Eligible Income ("FDDEI"), Net Controlled Foreign Corporation Tested Income ("NCTI"), foreign tax credits, and tax costs of repatriation. PFAS exit costs include amounts outside of significant litigation related to impacted site disposition and treatment post-first quarter 2026 completion of substantive PFAS product sales. 3M does not consider the elements of the net costs associated with these matters to be normal, operating expenses related to the Company’s ongoing operations, revenue generating activities, business strategy, industry, and regulatory environment.
Business acquisition-related costs
•These include transaction and integration costs as applicable in the respective periods.
Gain/loss on business divestitures:
•In the third quarter of 2025, 3M classified a business as held for sale. In the first half of 2026, 3M reflected an adjustment to carrying it at its selling price less cost to sell. In the second quarter of 2026, 3M recorded a loss on the divestiture of its Dyneon GmbH subsidiary. See Note 3 for additional information.
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

	Three months ended June 30, 2025
Total Company (Dollars in millions, except per share amounts)	Net sales	Operating income	Operating income margin	Income before taxes	Provision for income taxes	Effective tax rate	Net income attributable to 3M	EPS
GAAP amounts	$6,344	$1,140	18.0%	$923	$245	26.6%	$723	$1.34
Adjustments for special items:
Net costs for significant litigation and PFAS exit	—	347		471	46		425	0.79
Loss on business divestitures	—	3		3	1		2	—
Manufactured PFAS products	(186)	17		17	4		13	0.02
Solventum ownership - change in value	—	—		7	—		7	0.01
Total special items	(186)	367		498	51		447	0.82
Adjusted amounts (non-GAAP measures)	$6,158	$1,507	24.5%	$1,421	$296	20.8%	$1,170	$2.16

	Three months ended June 30, 2026
Total Company (Dollars in millions, except per share amounts)	Operating income	Operating income margin	Income before taxes	Provision for income taxes	Effective tax rate	Net income attributable to 3M	EPS	EPS percent change
GAAP amounts	$984	15.1%	$1,120	$183	16.3%	$933	$1.78	33%
Adjustments for special items:
Net costs for significant litigation and PFAS exit	183		296	64		232	0.44
Business acquisition-related costs	12		12	—		12	0.02
Loss on business divestitures	336		336	20		316	0.61
Solventum ownership - change in value	—		(303)	11		(314)	(0.60)
Transformation costs	100		100	24		76	0.15
Total special items	631		441	119		322	0.62
Adjusted amounts (non-GAAP measures)	$1,615	24.9%	$1,561	$302	19.3%	$1,255	$2.40	11%

	Three months ended June 30, 2026
Sales change	Organic sales	Divestitures	Translation	Total sales change
Total Company	2.3%	(0.6)%	0.7%	2.4%
Remove manufactured PFAS products special item impact	3.1	(0.1)	0.1	3.1
Adjusted total Company (non-GAAP measures)	5.4%	(0.7)%	0.8%	5.5%

	Six months ended June 30, 2025
Total Company (Dollars in millions, except per share amounts)	Net sales	Operating income	Operating income margin	Income before taxes	Provision for income taxes	Effective tax rate	Net income attributable to 3M	EPS
GAAP amounts	$12,298	$2,386	19.4%	$2,308	$510	22.1%	$1,839	$3.38
Adjustments for special items:
Net costs for significant litigation and PFAS exit	—	421		695	44		651	1.20
Loss on business divestitures	—	3		3	1		2	—
Manufactured PFAS products	(360)	55		55	13		42	0.08
Solventum ownership - change in value	—	—		(336)	—		(336)	(0.62)
Total special items	(360)	479		417	58		359	0.66
Adjusted amounts (non-GAAP measures)	$11,938	$2,865	24.0%	$2,725	$568	20.9%	$2,198	$4.04

	Six months ended June 30, 2026
Total Company (Dollars in millions, except per share amounts)	Net sales	Sales change	Operating income	Operating income margin	Income before taxes	Provision for income taxes	Effective tax rate	Net income attributable to 3M	EPS	EPS percent change
GAAP amounts	$12,530	1.9%	$2,381	19.0%	$1,998	$404	20.2%	$1,586	$3.01	(11)%
Adjustments for special items:
Net costs for significant litigation and PFAS exit	—		13		251	39		212	0.40
Business acquisition-related costs	—		12		12	—		12	0.02
Loss on business divestitures	—		343		343	21		322	0.61
Manufactured PFAS products	(27)		126		126	31		95	0.18
Solventum ownership - change in value	—		—		53	11		42	0.08
Transformation costs	—		166		166	40		126	0.24
Total special items	(27)		660		951	142		809	1.53
Adjusted amounts (non-GAAP measures)	$12,503	4.7%	$3,041	24.3%	$2,949	$546	18.5%	$2,395	$4.54	12%

	Six months ended June 30, 2026
Sales change	Organic sales	Divestitures	Translation	Total sales change
Total Company	0.5%	(0.4)%	1.8%	1.9%
Remove manufactured PFAS products special item impact	2.8	—	—	2.8
Adjusted total Company (non-GAAP measures)	3.3%	(0.4)%	1.8%	4.7%
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
3M maintains a strong liquidity profile. The Company believes its primary short-term liquidity needs can be met through cash on hand and U.S. commercial paper issuances. 3M expects to have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. The Company had no commercial paper outstanding at June 30, 2026 and December 31, 2025.

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
The Company’s total debt at June 30, 2026, remained largely consistent with December 31, 2025, as there were no material debt maturities or issuances during the period.
In February 2026, the Company renewed its "well-known seasoned issuer" shelf registration statement, which registers an indeterminate amount of debt or equity securities for future issuance and sale.
Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 11, as applicable.
3M has a principal amount of long-term debt of $1.5 billion that will mature in 2026. The Company's financial condition and liquidity enable it to address these obligations by refinancing, redemption, or both.
3M has a $4.25 billion five-year revolving credit facility that expires in May 2028. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lenders' discretion), bringing the total facility up to $5.25 billion. The credit facility was undrawn at June 30, 2026. Under the $4.25 billion credit facility, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (based on amounts defined in the amended agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At June 30, 2026, 3M was in compliance with this requirement. Debt covenants do not restrict the payment of dividends.
In April 2026, as discussed in Note 11, 3M and a subsidiary entered into a $1.43 billion term loan facility and a $200 million revolving credit facility, both of which were undrawn as of June 30, 2026. These facilities were established to provide financing in connection with the Madison acquisition and venture formation described in Note 3. In July 2026, $1.43 billion was drawn under the term loan facility to fund the acquisition.
The Company had $0.6 billion in stand-alone letters of credit, bank guarantees, and other similar instruments issued and outstanding at June 30, 2026. These instruments are utilized in connection with normal business activities.
Cash, cash equivalents and marketable securities: Cash, cash equivalents and marketable securities are invested in bank instruments and other high quality securities. The table below provides the breakout of the balance between the Company's foreign subsidiaries and the United States as of June 30, 2026 and December 31, 2025.

(Billions)	June 30, 2026	December 31, 2025
Foreign subsidiaries	$2.8	$3.5
United States	0.5	2.4
Total cash, cash equivalents and marketable securities	$3.3	$5.9
The decrease from December 31, 2025, was primarily driven by $3.0 billion in purchases of treasury stock. Additionally, $1.0 billion in payments associated with the CAE legal settlement and PFAS-related environmental liabilities and $0.8 billion in dividend payments further reduced cash. Overall outflows were partially offset by $0.4 billion in insurance recoveries related to the CAE and PFAS matters (as discussed in Note 15), $0.4 billion in proceeds from the issuances of treasury shares pursuant to option/benefit plans, and cash generated from operating activities (see "Cash Flows from Operating Activities" section below for further discussion).
Current equity investments: Current equity investments consist of 3M's ownership interest in Solventum. As of June 30, 2026, 3M owned approximately 15% of Solventum's common stock, with a fair value of $2.0 billion. As previously disclosed, 3M expects to sell its ownership in Solventum within five years of its 2024 spin-off. Sales of 3M's retained stake are subject to regulatory and other restrictions.
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

In the first six months of 2026, cash flows provided by operating activities of $1.6 billion increased by $2.6 billion YoY, primarily driven by lower net payments for PFAS-related environmental liabilities and the CAE legal settlement impacted by insurance recoveries.
Working capital, defined as current assets minus current liabilities, decreased from December 31, 2025. This decrease was primarily driven by a reduction in current assets, including lower balances of cash, cash equivalents, and marketable securities, as well as an increase in current liabilities related to the PWS legal settlement.
Cash Flows from Investing Activities:
Investments in PP&E enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. 3M invested $0.4 billion on PP&E in the first six months of 2026. The Company expects 2026 capital spending to be approximately $1.1 billion as 3M continues to invest in growth, productivity and sustainability.
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
In February 2025, 3M’s Board of Directors replaced the Company’s 2018 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $7.5 billion of 3M’s outstanding common stock, with no pre-established end date. Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In the first six months of 2026, the Company purchased $3.0 billion of its own stock, compared to $2.2 billion of stock purchases in the first six months of 2025. As of June 30, 2026, approximately $1.8 billion remained available under the authorization. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company also had $0.4 billion in proceeds from issuance of treasury stock pursuant to stock option and benefit plans in the first six months of 2026.
3M has paid dividend continuously since 1916. In February 2026, 3M's Board of Directors declared a first-quarter 2026 dividend of $0.78 per share, an increase of 7 percent. In May 2026, 3M's Board of Directors declared a second-quarter 2026 dividend of $0.78 per share.
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
Forward-Looking Statements
Certain statements in this document, as well as other filings we make with the United States Securities and Exchange Commission (“SEC”) and other written and oral information we release, including statements regarding our performance, estimates, expectations, beliefs, intentions, projections, strategies for the future, costs and effects of legal proceedings, or other events or developments in the future are considered "forward-looking statements" under the federal securities laws, including the Private Securities Litigation Reform Act of 1995, as amended ("PSLRA"). Forward-looking statements may appear throughout this document and are typically identified by the words "aim," "anticipate," "believe," "can," "continue," "could," "estimate," "evaluate," "expect," "forecast," "future," "goal," "guidance," "impact," "initial," "intend," "likely," "may," "outlook," "plan," "possible," "potential," "predict," "probable," "project," "seek," "should," "strategy," "target," "will," "would," and other words that are similar to, or have the opposite meanings, of those words.
All forward-looking statements are intended to enjoy the protection of the PSLRA’s safe harbor for forward-looking statements, as well as the protections provided by other securities laws. Forward-looking statements speak only as of the date they are made and the Company assumes no obligation to update or revise any forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements.

Although the Company believes it has a reasonable basis for the forward-looking statements it makes, those statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Changes in those assumptions, expectations, or other factors could produce materially different results. The most important risks, uncertainties, and other factors that could cause the Company's actual results to differ from the Company's forward-looking statements include: (1) worldwide economic, political, regulatory, international trade, geopolitical, tariffs, and retaliatory countermeasures, capital markets, and other external conditions, (2) foreign currency exchange rates and fluctuations in those rates, (3) liabilities and contingencies related to PFAS, including liabilities related to claims, lawsuits, and government regulatory proceedings concerning various PFAS-related products and chemistries, as well as risks related to the Company's exit of PFAS manufacturing and work to discontinue use of PFAS across its product portfolio, (4) risks related to the PWS Settlement to resolve claims by public water suppliers in the United States regarding PFAS, as well as risks related to ongoing PFAS-related settlements and claims, (5) legal proceedings, including significant developments that could occur in the legal and regulatory proceedings described in the Company's reports on Form 10-K, 10-Q, and 8-K, as well as compliance risks related to legal or regulatory requirements, government contract requirements, policies and practices, or other matters that require or encourage the Company or its customers, suppliers, vendors, or channel partners to conduct business in a certain way, (6) competitive conditions and customer preferences, (7) the timing and market acceptance of new product and service offerings, (8) the availability and cost of purchased components, compounds, raw materials and energy due to shortages, increased demand and wages, tariffs, supply chain interruptions, or natural or other disasters, (9) unanticipated problems or delays when implementing new business systems and solutions, including with the phased implementation of a global enterprise resource planning system, or security breaches and other disruptions to the Company's information or operational technology infrastructure, (10) use of artificial intelligence technologies, (11) the impact of acquisitions, strategic alliances, divestitures, and other strategic events resulting from portfolio management actions and other evolving business strategies, (12) operational execution, including the extent to which the Company can realize the benefits of planned productivity improvements, as well as the impact of organizational restructuring activities, (13) financial market risks that may affect the Company's funding obligations under defined benefit pension and postretirement plans, (14) the Company’s credit ratings and its cost of funding, (15) tax-related external conditions, including changes in tax rates, laws, or regulations, (16) matters relating to the Company's Aearo Entities, Combat Arms Earplugs Settlement, and related products, and (17) matters relating to the spin-off of Solventum, the Company's former Health Care business, into an independent public company.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M's 2025 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until June 30, 2026.
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

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended June 30, 2026
PART II. Other Information
Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 15, “Commitments and Contingencies,” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
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
Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
April 1 - 30, 2026	3,363,294	$145.79	3,363,294	$2,241
May 1 - 31, 2026	2,480,600	145.11	2,480,600	1,881
June 1 - 30, 2026	716,900	159.26	716,900	1,766
April 1 - June 30, 2026	6,560,794	147.01	6,560,794
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
Item 3. Defaults Upon Senior Securities — No matters require disclosure.
Item 4. Mine Safety Disclosures
Pursuant to Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Act”), the Company is required to disclose, in connection with the mines it operates, information concerning mine safety violations or other regulatory matters in its periodic reports filed with the SEC. The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Act is included in Exhibit 95 to this quarterly report.
Item 5. Other Information
Insider Trading Arrangements and Policies
During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
Filed herewith:

3.1	Certificate of Incorporation, as amended as of December 4, 2017, is incorporated by reference from our Form 8-K dated December 7, 2017.
3.2	Amended and Restated Bylaws, as adopted as of February 7, 2023, are incorporated by reference from our Form 8-K dated February 8, 2023.
10.1
Credit Agreement, dated as of April 30, 2026, among 3M Company, as company, Fire Safety Platform Holdco, Inc., as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent, Citibank, N.A. and U.S. Bank National Association, as co-syndication agents, and the banks party thereto.

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

Date: July 21, 2026
	By	/s/ Anurag Maheshwari
Anurag Maheshwari,

Executive Vice President and Chief Financial Officer (Mr. Maheshwari is a Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)