Form 10-Q
period 2026-09-30
3M CO
filed 2026-10-20
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 1-3285
3M COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-0417775
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3M Center, Building 220-9E-02, St. Paul, Minnesota	55144-1000
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code) (651) 733-1110

Not Applicable
(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $.01 Per Share	MMM	New York Stock Exchange
	MMM	NYSE Texas, Inc.
1.500% Notes due 2026	MMM26	New York Stock Exchange
3.500% Notes due 2028	MMM28A	New York Stock Exchange
1.750% Notes due 2030	MMM30	New York Stock Exchange
1.500% Notes due 2031	MMM31	New York Stock Exchange
3.900% Notes due 2031	MMM31A	New York Stock Exchange
4.100% Notes due 2034	MMM34	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2026
Common Stock, $0.01 par value per share	516,729,574 shares

3M COMPANY
Form 10-Q for the Quarterly Period Ended September 30, 2026

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended September 30, 2026
PART I. Financial Information
Item 1. Financial Statements
3M Company and Subsidiaries
Consolidated Statement of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Millions, except per share amounts)	2026	2025	2026	2025
Net sales	$6,584	$6,517	$19,114	$18,815

Operating expenses
Cost of sales	3,801	3,792	11,192	10,916
Selling, general and administrative expenses	921	820	2,726	3,032
Research, development and related expenses	304	297	914	870
Loss on business divestitures	—	161	343	164
Total operating expenses	5,026	5,070	15,175	14,982
Operating income	1,558	1,447	3,939	3,833

Other expense (income), net	(112)	300	271	378

Income before income taxes	1,670	1,147	3,668	3,455
Provision for income taxes	261	308	665	818
Income of consolidated group	1,409	839	3,003	2,637

Income from unconsolidated subsidiaries, net of taxes	1	2	4	51
Net income including noncontrolling interests (NCIs)	1,410	841	3,007	2,688

Net income (loss) attributable to NCIs and adjustment to redeemable NCI	37	7	48	15
Net income attributable to 3M common shareholders	$1,373	$834	$2,959	$2,673

Earnings per share attributable to 3M common shareholders:
Weighted average 3M common shares outstanding — basic	518.8	534.1	522.5	538.4
Earnings per share — basic	$2.65	$1.56	$5.66	$4.97

Weighted average 3M common shares outstanding — diluted	522.6	538.1	525.9	542.1
Earnings per share — diluted	$2.63	$1.55	$5.63	$4.93
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2026	2025	2026	2025
Net income including noncontrolling interests (NCIs)	$1,410	$841	$3,007	$2,688
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	33	(71)	(64)	439
Defined benefit pension and postretirement plans adjustment	48	139	142	246
Cash flow hedging instruments	(17)	21	(1)	(91)
Total other comprehensive income (loss), net of tax	64	89	77	594
Comprehensive income including noncontrolling interests	1,474	930	3,084	3,282
Net loss (income) attributable to noncontrolling interests	4	(7)	(7)	(15)
Cumulative translation adjustment attributable to noncontrolling interests	6	4	9	4
Comprehensive (income) attributable to noncontrolling interests	10	(3)	2	(11)
Comprehensive income attributable to 3M	$1,484	$927	$3,086	$3,271
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

(Dollars in millions, except per share amount)	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$4,835	$5,235
Marketable securities	310	698
Accounts receivable — net of allowances of $52 and $61	4,116	3,533
Inventories	4,081	3,661
Prepaids	482	391
Assets held for sale	—	46
Other current assets	2,890	2,823
Total current assets	16,714	16,387
Property, plant and equipment — net	6,969	7,101
Goodwill	7,344	6,419
Intangible assets — net	2,052	1,103
Other assets	6,447	6,723
Total assets	$39,526	$37,733
Liabilities, redeemable noncontrolling interest and equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,439	$1,670
Accounts payable	3,040	2,702
Accrued payroll	619	718
Liabilities held for sale	—	55
Other current liabilities	5,770	4,450
Total current liabilities	11,868	9,595
Long-term debt	12,558	10,932
Pension and postretirement benefits	1,461	1,631
Other liabilities	8,499	10,828
Total liabilities	34,386	32,986
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	$971	$—
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 per share; 944,033,056 shares issued	9	9
Shares outstanding - September 30, 2026: 516,729,574; December 31, 2025: 530,279,131
Additional paid-in capital	7,566	7,440
Retained earnings	39,587	38,258
Treasury stock, at cost	(38,052)	(35,936)
Shares at September 30, 2026: 427,303,482; December 31, 2025: 413,753,925
Accumulated other comprehensive income (loss)	(4,983)	(5,069)
Total 3M Company shareholders’ equity	4,127	4,702
Nonredeemable noncontrolling interest	42	45
Total equity	4,169	4,747
Total liabilities, redeemable noncontrolling interest and equity	$39,526	$37,733
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

	Nine months ended September 30,
(Millions)	2026	2025
Cash flows from operating activities
Net income including noncontrolling interests	$3,007	$2,688
Adjustments to reconcile net income including noncontrolling interests to net cash provided by (used in) operating activities
Depreciation and amortization	997	878
Company pension and postretirement contributions	(101)	(99)
Company pension and postretirement expense	109	198
Stock-based compensation expense	167	182
Loss on business divestitures	343	164
Deferred income taxes	211	298
Changes in assets and liabilities
Accounts receivable	(557)	(451)
Inventories	(344)	(92)
Accounts payable	315	67
Other — net	(2,101)	(3,110)
Net cash provided by (used in) operating activities	2,046	723

Cash flows from investing activities
Purchases of property, plant and equipment (PP&E)	(704)	(662)
Proceeds from sale of PP&E and other assets	14	69
Acquisitions, net of cash acquired	(1,910)	—
Purchases of marketable securities and investments	(575)	(839)
Proceeds from maturities and sale of marketable securities and investments	965	3,185
Proceeds from (payments for) sale of businesses, net of cash sold	(326)	5
Other — net	24	(3)
Net cash provided by (used in) investing activities	(2,512)	1,755

Cash flows from financing activities
Repayment of debt (maturities greater than 90 days)	(650)	(1,804)
Proceeds from debt (maturities greater than 90 days)	3,175	1,099
Purchases of treasury stock	(3,225)	(2,699)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	702	1,219
Proceeds from investment by noncontrolling interest	1,277	—
Dividends paid to shareholders	(1,216)	(1,175)
Other — net	(38)	(39)
Net cash provided by (used in) financing activities	25	(3,399)

Effect of exchange rate changes on cash and cash equivalents	(5)	36

Net increase (decrease) in cash and cash equivalents, including cash classified within assets held for sale	(446)	(885)
Less: net increase (decrease) in cash classified within assets held for sale	(46)	44
Net increase (decrease) in cash and cash equivalents	(400)	(929)
Cash and cash equivalents at beginning of year	5,235	5,600
Cash and cash equivalents at end of period	$4,835	$4,671
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
Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to current period presentation. Also, effective in the first three quarters of 2026, the Company made changes to the measure of segment operating performance and segment composition used by its chief operating decision maker ("CODM"). These changes impacted the disclosed measure of segment profit and other segment-related amounts as further described in Note 16. 3M's disclosed disaggregated revenue was also updated as a result of these changes (see Note 2). Information provided herein reflects the impact of these changes for all periods presented.
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
Note 2. Revenue
Disaggregated Revenue Information: The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three months ended September 30,		Nine months ended September 30,
Net sales (millions)	2026	2025	2026	2025
Abrasives	$326	$344	$1,017	$999
Automotive Aftermarket	309	293	896	874
Electrical Markets	423	373	1,170	1,047
Industrial Adhesives and Tapes	633	587	1,879	1,698
Industrial Specialties Division	312	297	924	879
Personal Safety(a)	848	787	2,501	2,285
Fire Safety and Rescue(a)	206	108	430	342
Roofing Granules	125	128	386	395
Total Safety and Industrial Business segment	3,182	2,917	9,203	8,519

Advanced Materials	175	149	484	440
Automotive and Aerospace	490	484	1,459	1,433
Commercial Branding and Transportation	718	691	2,095	1,996
Electronics	616	668	1,875	1,883
Total Transportation and Electronics Business segment	1,999	1,992	5,913	5,752

Consumer Safety and Well-Being	307	294	874	848
Home and Auto Care	307	304	953	909
Home Improvement	414	417	1,087	1,117
Packaging and Expression	279	297	771	832
Total Consumer Business segment	1,307	1,312	3,685	3,706

Corporate	96	296	313	838
Total Company	$6,584	$6,517	$19,114	$18,815
(a) See Note 3 for additional information.

	Three months ended September 30,		Nine months ended September 30,
Net sales by geographic area (millions)	2026	2025	2026	2025
Americas	$3,787	$3,582	$10,456	$10,271
Asia Pacific	1,715	1,834	5,368	5,338
Europe, Middle East and Africa	1,082	1,101	3,290	3,206
Worldwide	$6,584	$6,517	$19,114	$18,815

	Three months ended September 30,		Nine months ended September 30,
Net sales by particular country (millions)	2026	2025	2026	2025
United States	$3,047	$2,904	$8,349	$8,307
China/Hong Kong	731	789	2,368	2,259
Note 3. Acquisitions, Redeemable Noncontrolling Interest and Divestitures
Refer to Note 4 to the Consolidated Financial Statements in 3M's 2025 Annual Report on Form 10-K for more information on relevant pre-2026 acquisitions and divestitures.
Acquisition and Redeemable Noncontrolling Interest:
In July 2026, 3M, in partnership with Bain Capital ("Bain"), completed the acquisition of Madison Fire & Rescue ("Madison") for $1.9 billion, subject to closing and other adjustments, net of cash acquired. Madison offers a portfolio of rescue technology and fire-suppression products. Under related agreements, 3M and Bain established a venture as further discussed below. The allocation of purchase consideration related to Madison is considered preliminary with provisional amounts primarily related to intangible assets, working capital, and certain tax-related and liability amounts. 3M expects to finalize the allocation of purchase price within the one-year measurement-period following the acquisition. Net sales of the Madison business included in the Company’s Safety and Industrial segment for the third quarter of 2026 were approximately $90 million and operating income was not significant. Proforma information related to the acquisition was not considered material.
The following table shows the preliminary amounts recognized for major classes of assets acquired and liabilities assumed, which are subject to adjustment as 3M obtains additional information during the measurement period.

Asset/(liability) (millions, except weighted average lives)	Madison	Finite-lived intangible asset weighted average lives (years)
Current and other assets	145
Property, plant, and equipment	115
Finite-lived intangible assets:
Customer related	716	19
Patents and technology	88	10
Definite-lived tradenames	233	23
Goodwill	982
Accounts payable and other liabilities	(91)
Deferred taxes and accrued income taxes	(278)
Net assets acquired	$1,910

Supplemental information:
Cash paid	$1,957
Less: cash acquired	(47)
Cash paid, net of cash acquired	$1,910
The amount of goodwill expected to be deductible for tax purposes was not material.

Under agreements related to the acquisition of Madison, 3M and Bain established a venture into which 3M placed its self-contained breathing apparatus business ("SCBA") and Bain contributed approximately $1.3 billion of cash. The venture utilized the contribution and drew on its term loan facility (as discussed in Note 11) to purchase Madison. 3M has 50.1% of the venture's voting interest and consolidates it under the variable interest entity model. SCBA's historical activity (previously part of the Personal Safety division) together with the new activity of Madison beginning in July 2026 are reflected as the Fire Safety and Rescue division (also referred to as 3M Sentorum) within the Safety and Industrial segment.
The venture results in 3M reflecting a redeemable noncontrolling interest ("RNCI"). Bain's interest is puttable to 3M five years after venture formation (making it redeemable) and callable by 3M at fair value, subject to floors and caps based on multiples of each party's initial investment. Bain's interest also includes floor return rights in the event of sale or public offering of the venture. The RNCI is presented outside of permanent equity on 3M's consolidated balance sheet. These features also result in 3M reflecting a derivative liability for Bain's net put right, which is carried at fair value as described in Note 13. The RNCI is measured at the greater of its initial carrying amount updated for its share of earnings or losses, or estimated redemption value after considering the value of the separate derivative. Adjustments for changes in estimated redemption value of the RNCI are recognized as they occur, reflected in retained earnings, and affect net income attributable to 3M common shareholders. See Note 8 for activity and changes in carrying amount of the RNCI.
Distributions from the venture are subject to approval of both 3M and Bain. At September 30, 2026, approximately $0.9 billion of net assets on 3M's consolidated balance sheet are 3M's proportional interest in those of the venture.
Divestitures:
In the second quarter of 2026, 3M completed the sale of its precision grinding and finishing business, formerly within the Safety and Industrial business. This business was classified as held for sale in the third quarter of 2025. 3M recorded a pre-tax charge of $159 million for the excess of its carrying value over its selling price less cost to sell in 2025 and an insignificant amount in 2026 for subsequent changes. This charge and related changes were reported within Corporate and reflected in loss on business divestitures on the consolidated statement of income. The transaction did not involve proceeds, but a balance of cash, subject to closing and other adjustments, was left in the transferring business and an amount was paid to purchaser at close. The business has annual sales of approximately $130 million and its operating income, excluding the charge reflected in Corporate, was not material.
In addition, during the second quarter of 2026, 3M approved and completed the divestiture of its Dyneon GmbH subsidiary, a manufacturer of PFAS prior to 3M's exit from PFAS manufacturing by the end of 2025 (included in Corporate — see Note 16). The transaction resulted in a $324 million pre-tax loss on business divestiture that was recorded within Corporate. The transaction did not involve proceeds, but a balance of cash was left in the transferring business and an amount was paid to purchaser at close. An accrued amount, subject to closing and other adjustments, is payable to purchaser upon finalization of those adjustments, expected later in 2026. Refer to Note 15 for discussion of indemnifications related to certain legal matters associated with this transaction.
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
Note 4. Goodwill and Intangible Assets
Goodwill: 3M periodically acquires businesses aligned with its strategic goals, such as growth markets and adjacent products or technologies. Goodwill resulting from business acquisitions is qualitatively attributable to the existing workforce of the acquiree and synergies expected to arise from combining the acquiree and 3M operations. The change in the carrying amount of goodwill by business segment was as follows:

(Millions)	Safety and Industrial	Transportation and Electronics	Consumer	Corporate	Total Company
Balance as of December 31, 2024	$4,469	$1,496	$258	$58	$6,281
Translation and other(a)	102	29	7	—	138
Balance as of December 31, 2025	$4,571	$1,525	$265	$58	$6,419
Acquisition activity	982	—	—	—	982
Translation and other(a)	(46)	(9)	(2)	—	(57)
Balance as of September 30, 2026	$5,507	$1,516	$263	$58	$7,344
(a)     The amounts in the “Translation and other” primarily relate to changes in foreign currency exchange rates.
As of September 30, 2026, the Company's accumulated goodwill impairment loss is $0.3 billion.
Acquired Intangible Assets: The carrying amount and accumulated amortization of the Company's acquired finite-lived intangible assets and the balances of non-amortizable intangible assets are presented below:

	September 30, 2026			December 31, 2025
(Millions)	Gross carrying amount(b)	Accumulated amortization (b)	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets
Customer related	$1,767	$(793)		$1,239	$(925)
Patents and technology	256	(153)		573	(544)
Definite-lived tradenames	715	(337)		482	(318)
Other	28	(10)		47	(30)
Total	$2,766	$(1,293)	$1,473	$2,341	$(1,817)	$524
Indefinite lived intangible assets(c)			579			579
Total intangible assets — net			$2,052			$1,103
(b)     For the period ended September 30, 2026, finite-lived intangible asset were impacted by acquisitions as discussed in Note 3, net of retirement of certain fully amortized assets.
(c)    Indefinite lived intangible assets primarily consists of certain tradenames acquired by 3M that are not amortized because they have existed for over 60 years, maintain leading-market share positions, are continuously renewed, and are associated with products expected to generate cash flows for 3M for an indefinite period.
Amortization expense follows:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2026	2025	2026	2025
Amortization expense	$41	$26	$90	$78
Expected amortization expense for acquired amortizable intangible assets recorded as of September 30, 2026 follows:

(Millions)	Remainder of 2026	2027	2028	2029	2030	2031	After 2031
Amortization expense	$40	$142	$117	$115	$115	$114	$830
Note 5. Restructuring Actions
Transformation Costs: In the third quarter of 2025, 3M began a transformation program intended as a structural redesign of longer-term manufacturing, distribution, and business process services and locations. In the third quarter and first nine months of 2026, management approved and committed to additional actions resulting in a pre-tax charge of $27 million and $145 million, respectively, primarily employee related. Charges related to this initiative are reflected in Corporate (see Note 16) and primarily impacted selling, general and administrative expenses and cost of sales. The accrued restructuring liability was $25 million as of December 31, 2025 and $53 million as of September 30, 2026, reflecting new charges partially offset by cash payments. Additional actions are expected and are subject to management's future approval and commitment.

Note 6. Supplemental Income Statement Information
Other expense (income), net:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2026	2025	2026	2025
Interest expense(a)	$217	$232	$633	$724
Interest income	(46)	(46)	(127)	(175)
Pension and postretirement net periodic benefit cost (benefit)(b)	(2)	20	(7)	71
Solventum ownership - change in value(c)	(281)	94	(228)	(242)
Total	$(112)	$300	$271	$378
(a)     Interest expense related to outstanding debt is as follows below. Interest expense in the table above also includes imputed interest associated with the obligations resulting from the PWS Settlement, New Jersey Settlement, and CAE Settlement (all discussed in Note 15).

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2026	2025	2026	2025
Interest expense related to outstanding debt	$127	$114	$339	$340
(b)     Pension and postretirement net periodic benefit income described in the table above includes all components of defined benefit plan net periodic benefit cost (benefit) except service cost, which is reported in various operating expense lines. Refer to Note 12 for additional details on the components of pension and postretirement net periodic benefit cost (benefit).
(c)     Solventum ownership - change in value relates to the change in value of 3M's retained ownership interest in common stock of Solventum Corporation, an independent public company ("Solventum"), in connection with 3M's spin-off of its former health care business completed in April 2024 ("Solventum Spin-off"). As of September 30, 2026 and December 31, 2025, the balance of unrealized gain on this investment was $1.7 billion and $1.5 billion, respectively.
Currency Effects: 3M estimates that year-on-year foreign currency transaction effects impacted pre-tax income (loss) approximately as follows. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2026	2025	2026	2025
Year-on-year change in pre-tax income (loss) from foreign currency transactions	$10	$(30)	$(29)	$(55)
Note 7. Supplemental Balance Sheet Information

Inventories (millions)	September 30, 2026	December 31, 2025
Finished goods	$1,940	$1,744
Work in process	1,233	1,126
Raw materials and supplies	908	791
Total inventories	$4,081	$3,661

Property, Plant & Equipment (millions)	September 30, 2026	December 31, 2025
Property, plant and equipment	$24,165	$23,922
Less: accumulated depreciation	(17,196)	(16,821)
Property, plant and equipment — net	$6,969	$7,101

Operating Leases (millions)	Location on face of balance sheet	September 30, 2026	December 31, 2025
Right of use assets	Other assets	$589	$516
Current liability	Other current liabilities	153	167
Noncurrent liability	Other liabilities	450	363
Supplier Finance Program Obligations
Under supplier finance programs, 3M agrees to pay participating banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices, generally within 90 days of the invoice date. 3M or the banks may terminate the agreements with advance notice. Separately, the banks may have arrangements with the suppliers that provide them the option to request early payment from the banks for invoices confirmed by 3M. 3M's outstanding balances of confirmed invoices in the programs as of September 30, 2026 and December 31, 2025 were each approximately $0.3 billion. These amounts are included within accounts payable on 3M's consolidated balance sheet.

Note 8. Supplemental Equity, Redeemable Noncontrolling Interest, and Comprehensive Income Information
Common stock ($.01 par value per share) of 3 billion shares is authorized. Preferred stock, without par value, of 10 million shares is authorized but unissued.
Cash dividends declared and paid totaled $0.78 and $0.73 per share for the first, second, and third quarters of 2026 and 2025, respectively, or $2.34 and $2.19 per share for the first nine months of 2026 and 2025, respectively.
The table below presents the consolidated changes in equity and redeemable noncontrolling interest for the three and nine months ended September 30, 2026 and 2025:

	Equity						Redeemable noncontrolling interest
	3M Company Shareholders				Nonredeemable noncontrolling interest	Total equity
(Millions)	Common stock and additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)
Balance at June 30, 2026	$7,549	$38,633	$(38,177)	$(5,053)	$53	$3,005	$—
Net income (loss) including noncontrolling interests		1,414			4	1,418	(8)
Adjustment to redeemable noncontrolling interest		(41)				(41)	41
Other comprehensive income (loss), net of tax				70	—	70	(6)
Dividends declared		(403)				(403)	—
Stock-based compensation	44					44
Reacquired stock			(229)			(229)
Issuances pursuant to stock option and benefit plans		(16)	354			338
Dividend to noncontrolling interest					(15)	(15)	—
Investment by noncontrolling interest	(18)					(18)	944
Balance at September 30, 2026	$7,575	$39,587	$(38,052)	$(4,983)	$42	$4,169	$971
Balance at June 30, 2025	$7,354	$37,693	$(35,542)	$(5,215)	$61	$4,351
Net income including noncontrolling interests		834			7	841
Other comprehensive income (loss), net of tax				93	(4)	89
Dividends declared		(389)				(389)
Stock-based compensation	52					52
Reacquired stock			(473)			(473)
Dividend to non controlling interest					(17)	(17)
Issuances pursuant to stock option and benefit plans		(35)	256			221
Balance at September 30, 2025	$7,406	$38,103	$(35,759)	$(5,122)	$47	$4,675
Balance at December 31, 2025	$7,449	$38,258	$(35,936)	$(5,069)	$45	$4,747	$—
Net income (loss) including noncontrolling interests		3,000			15	3,015	(8)
Adjustment to redeemable noncontrolling interest		(41)				(41)	41
Other comprehensive income (loss), net of tax				86	(3)	83	(6)
Dividends declared		(1,216)				(1,216)	—
Stock-based compensation	144					144
Reacquired stock			(3,232)			(3,232)
Issuances pursuant to stock option and benefit plans		(414)	1,116			702
Dividend to noncontrolling interest					(15)	(15)	—
Investment by noncontrolling interest	(18)					(18)	944
Balance at September 30, 2026	$7,575	$39,587	$(38,052)	$(4,983)	$42	$4,169	$971
Balance at December 31, 2024	$7,238	$36,797	$(34,462)	$(5,731)	$52	$3,894
Net income including noncontrolling interests		2,673			15	2,688
Other comprehensive income (loss), net of tax				598	(4)	594
Solventum spin-off		(14)		11		(3)
Dividends declared		(1,175)				(1,175)
Purchase of noncontrolling interest					1	1
Stock-based compensation	168					168
Reacquired stock			(2,694)			(2,694)
Dividend to noncontrolling interest					(17)	(17)
Issuances pursuant to stock option and benefit plans		(178)	1,397			1,219
Balance at September 30, 2025	$7,406	$38,103	$(35,759)	$(5,122)	$47	$4,675

The table below presents the changes in accumulated other comprehensive income (loss) attributable to 3M ("AOCI"), including the reclassifications out of AOCI by component:

(Millions)	Cumulative translation adjustment	Defined benefit pension and postretirement plans adjustment	Cash flow hedging instruments, unrealized gain (loss)(a)	AOCI
Balance at June 30, 2026, net of tax:	$(2,614)	$(2,357)	$(82)	$(5,053)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	43	—	(26)	17
Amounts reclassified out	—	64	4	68
Total other comprehensive income (loss), before tax	43	64	(22)	85
Tax effect(b)	(4)	(16)	5	(15)
Total other comprehensive income (loss), net of tax	39	48	(17)	70
Balance at September 30, 2026, net of tax:	$(2,575)	$(2,309)	$(99)	$(4,983)
Balance at June 30, 2025, net of tax:	$(2,443)	$(2,645)	$(127)	$(5,215)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(64)	111	23	70
Amounts reclassified out	—	71	4	75
Total other comprehensive income (loss), before tax	(64)	182	27	145
Tax effect(b)	(3)	(43)	(6)	(52)
Total other comprehensive income (loss), net of tax	(67)	139	21	93
Balance at September 30, 2025, net of tax:	$(2,510)	$(2,506)	$(106)	$(5,122)
Balance at December 31, 2025, net of tax:	$(2,520)	$(2,451)	$(98)	$(5,069)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(33)	—	(18)	(51)
Amounts reclassified out	—	189	19	208
Total other comprehensive income (loss), before tax	(33)	189	1	157
Tax effect(b)	(22)	(47)	(2)	(71)
Total other comprehensive income (loss), net of tax	(55)	142	(1)	86
Balance at September 30, 2026, net of tax:	$(2,575)	$(2,309)	$(99)	$(4,983)
Balance at December 31, 2024, net of tax:	$(2,953)	$(2,763)	$(15)	$(5,731)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	372	104	(82)	394
Amounts reclassified out	—	218	(33)	185
Total other comprehensive income (loss), before tax	372	322	(115)	579
Tax effect(b)	71	(76)	24	19
Total other comprehensive income (loss), net of tax	443	246	(91)	598
Solventum spin-off	—	11	—	11
Balance at September 30, 2025, net of tax:	$(2,510)	$(2,506)	$(106)	$(5,122)
(a)    Based on exchange rates as of September 30, 2026, the after-tax net unrealized loss expected to be reclassified over the next 12 months is not significant, and the related impact will be offset by earnings or losses from underlying hedged items.
(b)     Includes tax expense (benefit) reclassified out of AOCI related to the following:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2026	2025	2026	2025
Defined benefit pension and postretirement plans adjustment	$(15)	$(17)	$(46)	$(52)
Tax effects associated with cash flow hedging instruments were not significant in any period presented
Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation do include impacts from items such as net investment hedge transactions. The Company uses the portfolio approach for releasing income tax effects from AOCI.
Additional details on the amounts reclassified from AOCI into consolidated income include:
•Defined benefit pension and postretirement plan adjustments: amounts were reclassified into other (expense) income, net (see Note 12).
•Cash flow hedging instruments, realized gain (loss): amounts from foreign currency forward/option contracts were reclassified into cost of sales, while amounts from interest rate contracts were reclassified into interest expense (see Note 13).
•The tax effects, if applicable, associated with these reclassifications were reflected in provision for income taxes.

Note 9. Income Taxes
The effective tax rates were as follows:

	Three months ended September 30,		Nine months ended September 30,
(Percent of pre-tax income)	2026	2025	2026	2025
Effective tax rate	15.7%	26.8%	18.1%	23.7%
The primary factors that decreased the Company's effective tax rate for the three months ended September 30, 2026, compared to the same period in 2025, were the tax impacts of 3M's retained ownership interest in Solventum and the tax impacts of net costs of significant litigation.
The primary factors that decreased the Company's effective tax rate for the nine months ended September 30, 2026, compared to the same period in 2025, were the increased tax benefits from stock-based compensation and the tax impacts of net costs of significant litigation.
Net deferred tax assets (net of valuation allowance and deferred tax liabilities) are included as components of other assets and other liabilities within the Consolidated Balance Sheet. This net balance was comprised of the following:

(Millions)	September 30, 2026	December 31, 2025
Deferred tax asset (net of valuation allowance)	$3,534	$3,826
Deferred tax liability	743	418
Net deferred tax assets	$2,791	$3,408
Note 10. Earnings Per Share
The computations for basic and diluted earnings per share follow:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2026	2025	2026	2025
Numerator:
Net income attributable to 3M common shareholders	$1,373	$834	$2,959	$2,673

Denominator:
Weighted average 3M common shares outstanding – basic	518.8	534.1	522.5	538.4
Dilution associated with stock-based compensation plans	3.8	4.0	3.4	3.7
Weighted average 3M common shares outstanding – diluted	522.6	538.1	525.9	542.1

Earnings per share attributable to 3M common shareholders:
Earnings per share — basic	$2.65	$1.56	$5.66	$4.97
Earnings per share — diluted	$2.63	$1.55	$5.63	$4.93
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

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2026	2025	2026	2025
Weighted average number of antidilutive shares	6.9	11.5	9.0	14.7
Note 11. Long-Term Debt and Short-Term Borrowings
2025 issuances, maturities, and extinguishments of short- and long-term debt are described in Note 12 to the Consolidated Financial Statements in 3M's 2025 Annual Report on Form 10-K.
The Company had no commercial paper outstanding at September 30, 2026 and December 31, 2025.
In April 2026, a subsidiary of 3M (with 3M as guarantor) entered into a $1.43 billion unsecured term loan facility and a $200 million revolving credit facility, each with a variable rate and a 364-day term, replacing a facility established in March 2026. The revolving credit facility was undrawn as of September 30, 2026. In July 2026, the subsidiary drew $1.43 billion under the term loan in connection with the acquisition of Madison and venture formation described in Note 3. The facilities may be extended up to 12 months from that closing date.

In August 2026, 3M entered into a new $4.25 billion unsecured five-year revolving credit facility with a floating interest rate, expiring in August 2031, replacing the prior facility that would have expired in 2028. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lenders' discretion), bringing the total facility up to $5.25 billion. The facility was undrawn as of September 30, 2026. It includes a financial covenant requiring the Company to maintain an EBITDA to Interest Ratio of not less than 3.0 to 1.0 as of the end of each fiscal quarter.
In September 2026, 3M repaid $650 million aggregate principal amount of fixed-rate notes that matured. Also in September 2026, 3M issued €1.5 billion aggregate principal amount of fixed-rate notes, comprised of €500 million of 3.50% notes due 2028, €500 million of 3.90% notes due 2031 and €500 million of 4.10% notes due 2034. As discussed further in Note 13, 3M entered into an interest rate swap that converted the €500 million of notes due 2034 to floating rate debt.
Future Maturities of Long-term Debt: Maturities of long-term debt in the table below reflect the impact of put provisions associated with certain debt instruments and are net of items such as unamortized debt issue costs such that total maturities equal the carrying value of long-term debt as of September 30, 2026. The maturities of long-term debt for the periods subsequent to September 30, 2026 are as follows (in millions):

Remainder of 2026	2027	2028	2029	2030	2031	After 2031	Total
$992	$2,293	$1,426	$1,795	$1,709	$1,128	$5,651	$14,994
Note 12. Pension and Postretirement Benefit Plans
The service cost component of defined benefit net periodic benefit cost is recorded in cost of sales; selling, general and administrative expenses; and research, development and related expenses. The other components of net periodic benefit cost are reflected in other expense (income), net. Components of net periodic benefit cost and other supplemental information for the three and nine months ended September 30, 2026 and 2025 follow:

	Qualified and non-qualified pension benefits				Postretirement benefits
	United States		International
	Three months ended September 30,
Net periodic benefit cost (benefit) (millions)	2026	2025	2026	2025	2026	2025
Operating expense
Service cost	$24	$26	$11	$12	$3	$5
Non-operating expense
Interest cost	99	108	49	46	16	18
Expected return on plan assets	(144)	(142)	(73)	(67)	(13)	(14)
Amortization of prior service benefit	—	—	1	—	(7)	(4)
Amortization of net actuarial loss	63	69	3	2	4	4
Total non-operating expense (benefit)	18	35	(20)	(19)	—	4
Total net periodic benefit cost (benefit)	$42	$61	$(9)	$(7)	$3	$9

	Nine months ended September 30,
	2026	2025	2026	2025	2026	2025
Operating expense
Service cost	$73	$77	$31	$36	$12	$14
Non-operating expense
Interest cost	299	325	149	138	48	56
Expected return on plan assets	(432)	(426)	(220)	(198)	(40)	(42)
Amortization of prior service benefit	—	—	1	1	(21)	(8)
Amortization of net actuarial loss	190	207	7	6	12	12
Total non-operating expense (benefit)	57	106	(63)	(53)	(1)	18
Total net periodic benefit cost (benefit)	$130	$183	$(32)	$(17)	$11	$32
For the nine months ended September 30, 2026, contributions totaling $92 million were made to the Company’s U.S. and international pension plans and $9 million to its postretirement plans. Future contributions will depend on market conditions, interest rates, and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

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
•Derivatives and/or hedging instruments associated with the Company’s long-term debt are described in Note 14 to the Consolidated Financial Statements in 3M's 2025 Annual Report on Form 10-K.
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
Fair Value Hedges:
In September 2026, 3M entered into an interest rate swap that converted €500 million principal amount of fixed rate notes due 2034 into floating rate debt based on a EuroSTR index. The amount of gain (loss) recognized in interest expense related to the fair value hedging relationship was not significant for the three and nine months ended September 30, 2026.
The following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for active fair value hedges, as well as remaining amounts for discontinued fair value hedges:

	Carrying value of the hedged (and formerly hedged) liabilities		Cumulative amount of fair value hedging adjustment included in carrying value of hedged liabilities for
Location on the consolidated balance sheet (millions)			Active hedges		Discontinued hedges
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Long-term debt	$1,507	$959	$(12)	$—	$(44)	$(44)
Net Investment Hedges: The gross notional amount of foreign exchange forward/option contracts and cross-currency swaps designated in net investment hedges are included in the totals within the gross notional table in the Volume of Derivative Activity section below. In addition, at September 30, 2026, 3M had a principal amount of long-term debt instruments designated in net investment hedges totaling €3.3 billion.
During the nine months ended September 30, 2026, 3M entered into foreign currency forward contracts and collared foreign currency forward contracts with a gross notional value at inception of $4.8 billion designated as hedges of portions of its net investment in international subsidiaries.
The amount of gain (loss) excluded from effectiveness testing and recognized in income for instruments designated in net investment hedge relationships was $61 million for the nine months ended September 30, 2026 and not significant for all other periods presented. The amounts of pre-tax gain (loss) recognized in OCI related to derivative and non-derivative instruments designated as net investment hedges are as follows.

	Pretax gain (loss) recognized as cumulative translation within OCI
	Three months ended September 30,		Nine months ended September 30,
(Millions)	2026	2025	2026	2025
Foreign currency denominated debt	$52	$—	$109	$(229)
Foreign currency forward/option contracts and cross-currency swaps	(26)	8	(12)	(149)
Total	$26	$8	$97	$(378)

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
The venture formed in July 2026, as described in Note 3, provides the parties with put, call, and return on investment provisions subject to certain floors and caps. The venture partner's resulting net put right is reflected separate from the venture host contract as a derivative not designated as a hedging instrument.
The location and amount of pre-tax (gain) or loss regarding derivatives not designated as hedging instruments follows:

	(Gain) or loss on derivatives not designated as hedging instruments
	Three months ended September 30,		Nine months ended September 30,
Income statement location (millions)	2026	2025	2026	2025
Cost of sales	$1	$2	$(2)	$(47)
Selling, general and administrative expenses	(9)	—	(9)	—
Other expense (income), net	4	6	24	(93)
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
Notional amounts for non-US denominated derivatives are presented at period-end foreign exchange rates, except for certain interest rate swaps and foreign currency forward/option contracts, which are presented using the foreign exchange rate at inception.

Gross notional amount (millions)	September 30, 2026	December 31, 2025
Derivatives designated as hedging instruments	$15,740	$10,036
Derivatives not designated as hedging instruments	2,518	2,188
The table above excludes the net derivative not designated as a hedging instrument associated with the venture-related net put right, which is carried at fair value and described earlier in this note.
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
Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

Derivatives subject to master netting agreements (millions)	September 30, 2026	December 31, 2025
Gross amount of derivative assets presented in the consolidated balance sheet	$183	$192
Gross amount of eligible offsetting recognized derivative liabilities	157	175
Net amount of derivative assets	$26	$17

Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

Derivatives subject to master netting agreements (millions)	September 30, 2026	December 31, 2025
Gross amount of derivative liabilities presented in the consolidated balance sheet	$311	$330
Gross amount of eligible offsetting recognized derivative assets	157	175
Net amount of derivative liabilities	$154	$155
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
The following table provides information by level for material assets and liabilities that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025.

	Fair value at		Fair value measurements using inputs considered as
			Level 1		Level 2		Level 3
(Millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Assets:
Available-for-sale marketable securities:
Corporate debt	$165	$302	$—	$—	$165	$302	$—	$—
Commercial paper	61	191	—	—	61	191	—	—
U.S. government and treasury securities	—	53	—	53	—	—	—	—
Asset backed securities and certificates of/time deposits	80	148	—	—	80	148	—	—
U.S. municipal securities	16	16	—	—	—	—	16	16
Total marketable securities	322	710	—	53	306	641	16	16
Solventum common stock (a)	2,254	2,026	2,254	2,026	—	—	—	—
Derivative instruments(b)	183	192	—	—	183	192	—	—

Liabilities:
Derivative instruments(c)	311	330	—	—	311	330	—	—
Venture-related net put right(c)	340	—	—	—	—	—	340	—
(a)     Solventum common stock is reflected within other current assets on 3M's Consolidated Balance Sheet.
(b)    Derivative assets are reflected within other current assets or other assets on 3M's Consolidated Balance Sheet.
(c)     Derivative liabilities are reflected within other current liabilities or other liabilities on 3M's Consolidated Balance Sheet.
As described in Note 13, a derivative instrument related to the venture partner's net put right resulted from the venture formed in July 2026. The fair value of this net put right, which is a level 3 measurement, is determined using a binomial lattice model, which relies on assumptions, including cash flow projections, risk-free rates, public equity volatility of venture peers (43% used at September 30, 2026), and details specific to the instrument's features as described in Note 3.
Marketable Securities: At September 30, 2026 and December 31, 2025, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.
The balances at September 30, 2026 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)
Due in one year or less	$293
Due after one year through five years	29
Total marketable securities	$322
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis: Disclosures are required for certain assets and liabilities that are reflected and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. Other than the below, 3M had no material measurements at fair value on a nonrecurring basis of applicable assets or liabilities for the third quarter and first nine months of 2026 and 2025.

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

	September 30, 2026		December 31, 2025
(Millions)	Carrying value	Fair value	Carrying value	Fair value
Long-term debt, excluding current portion	$12,558	$10,934	$10,932	$9,889
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
In December 2022, the Company announced its intent to exit all PFAS manufacturing and to work toward discontinuing PFAS use across its product portfolio by the end of 2025. The Company completed its exit from PFAS manufacturing by the end of 2025. The Company will continue to take actions to address PFAS manufactured prior to the exit. For example, the Company's water treatment assets at facilities that manufactured PFAS will continue to treat PFAS from historical manufacturing activities and remediate residual PFAS in waste streams from the Company's operations. The Company has worked, and expects to continue working, through the disposition of its assets and its interests in manufacturing facilities, which may include dismantling, cleaning, and repurposing, and other dispositions of facilities or equipment. Notwithstanding the disposition of assets or interests in manufacturing facilities, in some circumstances the Company may continue to incur additional costs for dismantling, cleaning, repurposing, and other activities related to its now-discontinued manufacturing of PFAS. The Company remains in ongoing discussions with customers, government authorities, and other stakeholders and interested parties about customer agreements and the Company's interests in assets and facilities, which may be owned or leased from other parties that have interests and rights related to those facilities, including their future ownership.
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
PFAS Litigation, Investigations, and Other Activities in the United States
Aqueous Film Forming Foam ("AFFF") Litigation and the AFFF MDL
In December 2018, the Judicial Panel on Multidistrict Litigation ("JPML") approved motions to transfer and consolidate all aqueous film forming foam ("AFFF") cases pending in federal courts into a multidistrict litigation ("MDL") proceeding ("AFFF MDL") in the U.S. District Court for the District of South Carolina ("AFFF MDL Court") to centralize pre-trial proceedings. As of October 1, 2026, based upon information published by the JPML, approximately 15,250 cases relating in whole or in part to alleged PFAS contamination or exposure associated with AFFF were pending in the AFFF MDL. Many personal injury cases, both inside and outside the AFFF MDL, include multiple plaintiffs, so the number of plaintiffs asserting AFFF-related claims is substantially higher than the number of cases published by the JPML.
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
AFFF MDL: Water Suppliers Cases
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

Under the PWS Settlement, the Company will pay $10.5 billion to $12.5 billion in total to resolve released claims. The Company recorded a pre-tax charge of $10.3 billion in the second quarter of 2023, reflecting the discounted present value (discounted at an estimated 5.2% interest rate at the time of proposed settlement) of the expected $12.5 billion nominal value of the payments. Under the PWS Settlement, as amended to include payments to certain other water providers, payments are scheduled from 2024 through 2036. The ultimate amount payable will be determined in part based on PFAS testing results received by certain class members by the end of 2025. Class members seeking compensation based on those results were required to submit them to the PWS Settlement's claims administrator by the end of July 2026 and the claims administrator presently is reviewing those results.
AFFF MDL: Personal Injury Cases
In December 2023, the AFFF MDL parties selected an initial set of 25 plaintiffs for potential bellwether AFFF-related personal injury cases ("Initial AFFF Personal Injury Bellwether Group"). In March 2024, the AFFF MDL Court established a process applicable to most personal injury claims for diseases not included in the Initial AFFF Personal Injury Bellwether Group and four additional diseases. The process resulted in dismissal without prejudice of thousands of personal injury claims and includes a tolling provision for certain dismissed claims filed in or transferred to the AFFF MDL by April 24, 2024. In July 2024, the AFFF MDL Court selected 9 cases in the Initial AFFF Personal Injury Bellwether Group for additional discovery, including expert discovery. In April 2025, the court selected 3 additional cases for discovery. In January 2025, the AFFF MDL Court set a first bellwether personal injury trial for October 2025, and in May 2025, indicated that the trial would involve one or more of three kidney cancer plaintiffs. In August 2025, the AFFF MDL Court vacated the schedule for the first bellwether personal injury trial that was to begin in October 2025. No new trial date has been set. The AFFF MDL Court conducted a "Science Day" in June 2025 regarding liver and thyroid cancers, and the parties completed general causation expert discovery for those conditions in April 2026. In August 2026, the defendants filed motions to exclude certain expert testimony on these issues, and those motions remain pending.
In August 2025, the AFFF MDL Court also entered orders relating to filing personal injury cases in the AFFF MDL and requesting transfer of certain categories of cases to the AFFF MDL. Following those orders, thousands of additional plaintiffs filed claims in the AFFF MDL. The orders also impose certain information vetting requirements on plaintiffs for the purpose of establishing whether the claims should proceed in litigation. The JPML case counts for the AFFF MDL have remained relatively stable since November 2025. In February 2026, the AFFF MDL Court entered an order to address noncompliance with those information requirements, including an opportunity to cure certain noncompliance. Noncompliant plaintiffs may be subject to further proceedings or dismissal by the AFFF MDL Court. Under these procedures, some plaintiffs have voluntarily dismissed their claims, and defendants have filed motions to dismiss additional plaintiffs. In June 2026, the AFFF MDL Court appointed a special master to address those motions to dismiss. In September 2026, the special master issued a report on the first two sets of defendants’ motions and recommended that most of the claims subject to those motions be dismissed. The AFFF MDL Court largely adopted the special master's report and recommendations, and the court-mandated claims vetting process is now substantially complete, with tens of thousands of claims being dismissed without prejudice. At the AFFF MDL Court's direction, the parties continue to participate in court-ordered settlement discussions regarding the personal injury claims. Those ongoing discussions are being actively facilitated by a court-appointed mediator.
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
Non-AFFF Firefighter Turnout Gear MDL
In August 2026, the JPML approved motions to transfer and consolidate certain cases then pending in federal courts and involving claims by purchasers of firefighter turnout gear that do not also allege claims related to AFFF ("Non-AFFF Firefighter Turnout Gear"), into a MDL proceeding ("Non-AFFF Firefighter Turnout Gear MDL") in the U.S. District Court for the District of Minnesota. This MDL includes cases from Alabama, California, Connecticut, Illinois, New Hampshire, Minnesota, Montana, and New York filed by or on behalf of entities, including putative class members asserting claims under the U.S. Racketeer Influenced and Corrupt Organizations Act of 1970, as amended ("RICO"), conspiracy, product liability, misrepresentation, breach of warranty, negligence, unjust enrichment, consumer protection, and deceptive trade practices laws. Plaintiffs seek various forms of relief, including damages for disposal and replacement costs, property damage, restitution, and punitive damages.

As of October 1, 2026, based upon information published by the JPML, which does not include conditional transfers, ten cases were pending in the Non-AFFF Firefighter Turnout Gear MDL. All cases in this MDL are at early stages of litigation.
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
These state attorneys general lawsuits generally seek on a state-wide basis injunctive relief, investigative and remedial work, compensatory damages, natural resource damages, consumer protection civil penalties, attorneys’ fees, and, where available, punitive damages related to the states’ response to PFAS contamination. State attorneys general lawsuits pending in the AFFF MDL include actions on behalf of the people of the states of Alaska, Arizona, Arkansas, California, Connecticut, Delaware, Florida, Hawaii, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Washington, and Wisconsin, as well as on behalf of the people of the District of Columbia and the territories of Guam, Puerto Rico, the Northern Mariana Islands, and the U.S. Virgin Islands.
New Jersey Settlement
In March 2019, the New Jersey Attorney General filed two actions against the Company on behalf of New Jersey and certain of its departments regarding alleged PFAS discharges at two facilities: the "Chambers Works Facility" in Salem County and the "Parlin Facility" in Middlesex County, neither of which the Company ever owned or operated, based on allegations that the Company supplied PFAS to those facilities, which was then discharged into the environment. In May 2025, the Company agreed to a proposed judicial consent order with New Jersey ("New Jersey Settlement"), subject to public notice and comment and approval by the U.S. District Court for the District of New Jersey ("D.N.J. Court"). New Jersey and its departments agreed to dismiss with prejudice the two actions and New Jersey’s pending AFFF MDL case against the Company. The New Jersey Settlement also resolved broader New Jersey statewide current and future PFAS-related claims. The New Jersey Settlement is not an admission of liability by the Company.
Pursuant to the New Jersey Settlement, the Company agreed to pay New Jersey up to $450 million. The Company recorded a pre-tax charge of $281 million in the second quarter of 2025, reflecting the discounted present value of the $400 million amount the Company expects to pay (discounted at an estimated 5.0% blended interest rate at the time of proposed settlement). The New Jersey Settlement entered in May 2025 includes payments with then-present values of $207 million beginning in 2026 over 8 years for the Chambers Works Facility and other elements and $74 million beginning in 2030 and running through 2050 for existing and future PFAS-related claims by New Jersey. The actual amount payable by the Company will be determined in part based on the Company's ultimate obligations under the PWS Settlement and may be reduced by certain credits towards its payment obligations under the New Jersey Settlement based on other contingencies. The D.N.J. Court held a hearing in January 2026. After New Jersey and the remaining objectors to the New Jersey Settlement submitted additional information, the D.N.J. Court held another hearing in June 2026. In August 2026, the D.N.J. Court granted final approval of the New Jersey Settlement and the time for any party to appeal that approval has lapsed.
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
Illinois: In March 2022, the Illinois Attorney General filed a lawsuit in Illinois state court against the Company alleging contamination of the state's natural resources by PFAS compounds disposed of by, or discharged, or emitted from the Company's facility in Cordova, Illinois ("Cordova Facility"). The complaint requests monetary damages, injunctive relief, civil penalties, a testing program, and a public outreach and information sharing program. In April 2025, the state court granted in part and denied in part a motion to dismiss filed by the Company. In October 2025, the Company removed the case to federal court. In November 2025, the federal court remanded the case back to state court. The Company's appeal of that decision remains pending before the federal court of appeals. In September 2026, pursuant to requests by the parties, the state court vacated the March 2027 trial date and stayed all proceedings in the matter until December 2026. The federal court of appeals similarly suspended the Company's appeal until December 2026.

New Hampshire: In May 2019, the New Hampshire Attorney General filed a lawsuit in New Hampshire state court, which the Company removed to federal court. Following the federal court's remand of the case to state court, the Company filed an appeal, which the federal court of appeals denied in March 2025. The case is proceeding through discovery, and the state court has set a Spring 2029 trial ready date.
New York: In July 2026, the New York Attorney General filed a lawsuit in New York state court seeking relief based on alleged harm to consumers and the environment from sales in the state of consumer products containing PFAS. The Company removed the lawsuit to federal court in July 2026. In August 2026, the state filed a motion to remand the case to state court, which remains pending. In October 2026, the JPML transferred the case to the AFFF MDL.
Texas: In December 2024, the Texas Attorney General filed a consumer protection lawsuit in Texas state court, which the Company removed to federal court. Following the federal court's remand of the case to state court, the Company filed an application for leave to appeal the remand order, which the federal court of appeals denied in October 2025. After the state court denied the Company's January 2026 motion to dismiss for lack of personal jurisdiction, the Company filed an appeal in February 2026, which remains pending. Discovery is proceeding in state court.
Vermont: In June 2019, the Vermont Attorney General filed a lawsuit in Vermont state court, which the Company removed to federal court. In December 2025, the federal court held a hearing on Vermont's motion to remand the case to state court, which remains pending.
Other PFAS-related Product and Environmental Litigation
Background
Since 2017, numerous other PFAS-related lawsuits naming the Company and others as co-defendant have been filed outside the AFFF MDL in state and federal courts across the U.S. by a variety of plaintiffs, including individuals, putative class actions, mass tort actions, and drinking water providers that opted out of the PWS Settlement. Where available, the Company expects to seek removal to federal court and transfer to the AFFF MDL for most cases that relate to AFFF. However, some of the cases initially filed outside the AFFF MDL are likely to remain in state or federal courts outside the AFFF MDL.
These PFAS-related lawsuits allege, among other things, that: improper disposal by the Company or third parties of certain forms of PFAS manufactured by the Company contaminated water, soil, or biosolids; the Company failed to warn third parties and the plaintiffs about the hazards of improper product disposal; products containing PFAS caused harm; and the plaintiffs suffered damages, including personal injury, property damage, loss of use and enjoyment of their properties, diminished property values, investigation and remediation costs, and medical monitoring costs. Some of the suits involve claims under RICO and state conspiracy laws, product liability, consumer protection, and deceptive trade practices. These lawsuits name different companies as co-defendants, including DuPont/Chemours, and various carpet, paper, and textile manufacturers.
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
In March 2024, the City of Albertville, Alabama filed a lawsuit against the Company and other defendants in Alabama state court alleging contamination of the Tennessee River (upstream of the Decatur Facility) by a carpet manufacturer in Alabama that used PFAS allegedly supplied by the defendants. Defendants filed a joint motion to dismiss in May 2024. In October 2025, the court dismissed plaintiff’s private nuisance and trespass claims, but allowed remaining claims to proceed. Fact discovery is ongoing. The court has set an August 2027 trial ready date.
In July 2024, the Town of Pine Hill, Alabama ("Pine Hill") filed a lawsuit against the Company and other defendants in Alabama state court alleging that PFAS discharges from paper mills currently owned by International Paper contaminated its water supply. The Company removed the case to federal court. In March 2025, the federal court granted the plaintiff’s motion to remand the case to state court. In March 2025, the Company filed a notice of appeal (the "Pine Hill Appeal") to the U.S. Court of Appeals for the Eleventh Circuit ("Eleventh Circuit"), and the federal court granted the Company’s motion to stay the remand order in April 2025. In June 2025, the state court ruled that Pine Hill could proceed with discovery notwithstanding the federal court’s stay of the remand order. In July 2025, the Company filed a petition in the Alabama Supreme Court challenging that state court ruling. In April 2026, the Alabama Supreme Court granted the Company's petition and stayed the underlying case, pending the Eleventh Circuit's decision in the Pine Hill Appeal. In July 2026, the Eleventh Circuit issued an opinion in favor of the Company, vacating the federal district court’s remand order and remanding the case back to federal district court for further proceedings. In September 2026, the panel issued a revised opinion that reached the same result, and the case is proceeding in federal court.

In May 2025 the City of Foley, Alabama filed a lawsuit against the Company and other defendants in Alabama state court alleging that releases by users of PFAS in local manufacturing operations contaminated groundwater used for drinking water supplies. In July 2025, the Company filed a motion to dismiss. In January 2026, the court granted the Company’s and other supplier defendants’ motions to dismiss. In May 2026, the plaintiff filed a motion to reconsider the dismissal of the supplier defendants, including the Company, which was denied in July 2026. Because claims against one defendant remain pending in the case, the City's time to appeal or seek reconsideration of the order dismissing the Company has not yet run.
In August 2025, Five Star Water Supply District filed a lawsuit against the Company and multiple co-defendants in Alabama state court alleging that the discharge of PFAS has contaminated its drinking water supply along the Coosa River. The Company removed the case to federal court. The plaintiff moved to remand the case to state court, but its motion was denied without prejudice and the case was stayed pending a decision by the Eleventh Circuit in the Pine Hill Appeal (described above).
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
In April 2026, eighteen Alabama public water systems that opted out of the PWS Settlement filed lawsuits against the Company and other defendants in Alabama state and federal courts, alleging that releases by users and dischargers of PFAS in local commercial and manufacturing industries contaminated their drinking water sources. Seven of those eighteen lawsuits were filed by the cities of Auburn, Grove Hill, West Escambia, Childersburg, Talladega, Tuskegee, and Weaver in Alabama federal court. In April 2026, the Company filed notices with the JPML seeking to transfer those seven cases to the AFFF MDL, and in May 2026, the JPML transferred those seven cases to the AFFF MDL. Another nine of those eighteen lawsuits were filed by the cities of Helena, Loachapoka, Alabaster, Leeds, Thomasville, Jackson, Huntsville, Grand Bay, and Pelham in Alabama state court. In May 2026, the Company removed those nine lawsuits to federal court and sought to transfer them to the AFFF MDL. Each of the nine plaintiffs filed a motion to remand, and the Company filed motions to stay a ruling on remand pending the JPML’s transfer decision. In August 2026, the JPML transferred the nine cases other than Loachapoka to the AFFF MDL. The JPML vacated the conditional transfer order in Loachapoka, and the plaintiffs’ motion to remand is pending in the Alabama federal district court. The final two of the eighteen lawsuits were filed by the cities of Saraland and Frisco City in Alabama state court. In June 2026, the Company and certain other defendants filed a joint motion to dismiss the Saraland and Frisco City lawsuits. In August 2026, the Court granted defendants’ motion to dismiss the Frisco City complaint. In Saraland, plaintiff filed an amended complaint and the PFAS supplier defendants filed a motion to dismiss in August 2026, which remains pending.
California
In March 2026, a putative nationwide class action was filed against the Company and numerous other defendants in California federal court on behalf of all entities who bought firefighting personal protective equipment, including turnout gear, from the named defendants, alleging injuries from exposure to PFAS in the turnout gear and claims under RICO and common law conspiracy, product liability, misrepresentation, breach of warranty, negligence, unjust enrichment, consumer protection, and deceptive trade practices laws. In June 2026, the Company filed a motion to dismiss, which remains pending. In August 2026, the JPML transferred this case to the Non-AFFF Firefighter Turnout Gear MDL.
Connecticut
In June 2024, a putative class action lawsuit was filed against the Company and multiple other defendants in Connecticut federal court by individual firefighters and several firefighter unions, alleging exposure to PFAS from certain firefighting personal protective equipment, including turnout gear, worn by the class members. The plaintiffs filed an amended complaint in July 2024 adding claims on behalf of certain plaintiffs that purchased turnout gear. The plaintiffs filed a second amended complaint in April 2025. In June 2025, the Company filed a motion to dismiss. In February 2026, the plaintiffs dismissed all purchaser plaintiffs, who were subsequently added in March 2026 to the putative class action pending in Montana. In August 2026, the JPML issued a conditional transfer order to transfer this case to the Non-AFFF Firefighter Turnout Gear MDL, and the court stayed discovery pending a decision on the transfer order. In September 2026, the court granted in part and denied in part the Company's motion to dismiss.
Georgia
In February 2021, a putative class action lawsuit was filed against the Company and other defendants in Georgia federal court by plaintiffs seeking relief on behalf of a class of individual ratepayers in Summerville, Georgia, alleging their water supply was contaminated by PFAS discharged from a textile mill. In March 2022, the City of Summerville intervened in the case and also brought claims against the Company and other defendants. Discovery is finished and dispositive motions were denied in July 2026. A trial date is set for January 2027.

In November 2019, a putative class action lawsuit was filed against the Company and other defendants in federal court in Georgia by individuals alleging PFAS contamination and seeking economic damages and injunctive relief on behalf of a class of Rome and Floyd County water subscribers. Plaintiff's injunctive relief claims were dismissed in December 2024. Plaintiff's claims for economic damages related to alleged increases in their water rates due to the presence of PFAS remain pending. In August 2025, discovery was reopened in a limited fashion due to plaintiffs’ request to investigate whether recent increases in water utility rates by the City of Rome was attributable to PFAS. In December 2025, the defendants filed a consolidated motion for summary judgment. In September 2026, the Court certified a class limited to Rome water customers between 2019 and 2023, rejected plaintiffs’ arguments regarding future damages, and denied the defendants’ summary judgment motion. No trial date has been set.
In February 2024, two landowners in Gordon County, Georgia filed a lawsuit against the Company and other defendants in Georgia state court alleging property contamination from wastewater treatment sludge containing PFAS from nearby carpet manufacturing operations. One of the Company's co-defendants, the City of Calhoun, Georgia, filed a cross claim against the Company and other defendants alleging that biosolids from its wastewater treatment plant were contaminated with PFAS that has migrated into its water supply. In June 2024, a related lawsuit was filed in Georgia state court on behalf of other property owners who allege that their properties are contaminated with PFAS due to runoff from the properties of the Gordon County landowners from the initial lawsuit. Motions to dismiss were denied, and fact and expert discovery are closed. The Company filed a motion for summary judgment in July 2026. In January 2025 and January 2026, two private plaintiffs filed two lawsuits in Georgia state court against the Company and other defendants in Gordon County, Georgia alleging similar property contamination due to PFAS. In July 2026, the Company also filed a motion for summary judgment in the January 2025 lawsuit. The court has not yet ruled on any of the pending motions for summary judgment. Trial dates for the first three lawsuits are set between March 2027 and June 2027. No trial date has been set for the fourth lawsuit.
In July 2024, the City of Lyerly, Georgia filed a lawsuit against the Company and other defendants in Georgia state court, alleging that discharges from local carpet mills contaminated the city's water supply. In August 2024, the Company filed a motion to dismiss, which the court denied in July 2026. The parties are currently engaging in fact discovery. A tentative trial date is set for August 2027.
In November 2024, Mohawk Industries, a carpet manufacturer, filed a lawsuit in Whitfield County, Georgia state court against the Company and other defendants, including DuPont, and Daikin, alleging various counts of tort and contract liability, including fraud, related to sales of certain PFAS. Motions to dismiss the case were denied in August 2025. In August 2026, the Company removed the case to federal court. Mohawk filed a motion to remand the case to state court in August 2026, which remains pending. At the time of removal, a tentative trial date was set for August 2027.
In December 2024, Dalton Utilities, located in Dalton, Georgia, filed a lawsuit against the Company and other defendants in Georgia federal court seeking clean-up costs under CERCLA and common law theories for alleged PFAS contamination related to the Dalton Land Application System, which is a nearly 10,000 acre field that has received carpet mill effluent pursuant to a Georgia Environmental Protection Division permit since the late 1980s. The Company filed a motion to dismiss, which was denied in March 2026. Discovery in the case is proceeding. In May 2026, the Company filed a motion to transfer this case to the AFFF MDL, which the JPML denied in August 2026.
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
In June and July 2025, property owners in Gordon County and Murray County, Georgia, filed eight separate lawsuits against the Company and other defendants in Georgia state courts alleging that the discharge of PFAS from various carpet manufacturer facilities contaminated their properties. The Company filed motions to dismiss these cases, which were denied in April 2026 and May 2026. Discovery in the cases is proceeding. The court in one of these cases certified its motion to dismiss order for interlocutory appeal. In June 2026, the defendants filed an application for interlocutory appeal with the Georgia Court of Appeals requesting a review of the order denying the motion to dismiss, which was denied. In August 2026, the defendants filed a petition for writ of certiorari with the Georgia Supreme Court seeking further review of the order denying the motion to dismiss.

In October 2025, property owners in Floyd County and Whitfield County, Georgia filed two separate lawsuits against the Company and other defendants in Georgia state courts that are substantively identical to those filed by property owners in Gordon County and Murray County. In December 2025 and January 2026, the Company filed motions to dismiss these cases. In August 2026, the Company’s motion to dismiss the Whitfield County case was denied. The motion to dismiss the Floyd County case remains pending. Discovery is ongoing in the Whitfield County case.
In April 2025, the City of Chatsworth, Georgia filed a lawsuit against the Company and multiple other defendants, including carpet makers, in Georgia state court alleging PFAS discharges have contaminated its water supply. In August 2025, the Company filed a motion to dismiss, which was denied in September 2026.
In April 2025, a private landowner in Gordon County, Georgia and an environmental organization (Coosa River Basin Initiative) filed a lawsuit against the Company and other defendants, including carpet makers and Dalton Utilities, in federal court in Georgia for property damages and injunctive relief related to the Dalton Utilities Land Application System. Dalton Utilities filed a motion to stay the case in favor of its pending action in the same district court, which was denied in March 2026. In September 2025, the plaintiffs filed a motion to consolidate this case with the putative class action of Rome and Floyd County water subscribers described above, but withdrew the motion to stay in April 2026. Motion to dismiss briefing is underway. In May 2026, the Company filed a motion to transfer this case to the AFFF MDL, which the JPML denied in August 2026.
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
Between November 2025 and early January 2026, property owners in Murray, Whitfield, Gordon, and Catoosa counties filed eight separate lawsuits against the Company and other defendants in Georgia state courts alleging that the discharge of PFAS from various carpet manufacturer facilities contaminated their properties. In March 2026, the Company filed motions to dismiss in these cases. Motions to dismiss were denied in six of these cases in April 2026 and May 2026, and another was denied in August 2026. Discovery is ongoing in those cases. The motion to dismiss remains pending in the other case.
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
In April 2026, the City of Griffin filed a lawsuit in Georgia state court alleging that the Company and other defendants sold PFAS to industrial PFAS users and that these users and a landfill discharged PFAS-contaminated wastewater and leachate into the Flint River basin, contaminating the City of Griffin's water supply. In May 2026, the case was removed from Clayton County to federal court in Georgia. In August 2026, the JPML transferred this case to the AFFF MDL.
In April 2026 and May 2026, property owners in Whitfield, Gordon, and Murray counties filed four separate lawsuits against the Company and other defendants in Georgia state court alleging that the discharge of PFAS from various carpet manufacturer facilities contaminated their properties. In July 2026, the Company filed motions to dismiss, which are currently pending.
In June 2026, Paulding County, Georgia filed a lawsuit in Georgia state court substantively identical to those filed by Murray, Catoosa, and Gordon Counties against the Company and other defendants alleging similar PFAS impacts related to landfills in Paulding County. Discovery is ongoing. A trial date is set for April 2028.
In June 2026, Floyd County, Georgia filed a lawsuit in Georgia state court substantively identical to those filed by Murray, Catoosa, Gordon, and Paulding Counties against the Company and other defendants alleging similar PFAS impacts related to landfills in Floyd County. The Company has filed its answer, but discovery is stayed pending resolution of motions to dismiss filed by other defendants.

Illinois
In November 2023, a lawsuit was filed against the Company and other defendants in state court by a plaintiff alleging personal injuries relating to alleged PFAS contamination from the Cordova Facility and exposure to various other chemicals from other sources. The Company removed the case to federal court, but it was remanded back to state court in May 2025.
Maine
In October 2022, the Company and several other alleged chemical suppliers were added as defendants in a lawsuit in Maine federal court previously filed by a group of landowners against several paper mills, alleging PFAS contamination from waste generated by the paper mills that was then incorporated into biosolids. The case involves 98 plaintiffs asserting property damage claims against two alleged paper mill chemical suppliers, including the Company. In December 2025, discovery closed as to the six original plaintiffs. The parties agreed to conduct fact discovery on five additional plaintiffs. Expert discovery for all eleven initial plaintiffs is expected to conclude in December 2026. In June 2026, the parties stipulated to voluntarily dismiss the owner of the last paper mill in the action. No trial date has been set.
In September 2026, eight additional landowner plaintiffs filed a new lawsuit in federal court in Maine against the Company and another chemical supplier, asserting substantially similar claims as the other Maine lawsuit described above.
Massachusetts
In August 2022, several landowners filed a putative class action lawsuit against the Company and several other defendants in Massachusetts state court alleging PFAS contamination from waste generated by local paper manufacturing facilities that was subsequently incorporated into biosolids at a local composting facility. The lawsuit alleges property damage and seeks medical monitoring on behalf of plaintiffs within the Town of Westminster. This case was removed to federal court, where it was consolidated with a previously filed federal case involving similar allegations and claims against the Company's co-defendants. In February and March 2024, the Company and the remaining defendants answered the complaint and filed cross claims against each other. In April 2025, the class action was consolidated with another class action brought by the same plaintiffs against different defendants. The court denied the plaintiffs’ previous motion for class certification, without prejudice, to allow them to submit a motion and expert reports addressing the new defendants. The plaintiffs’ renewed motion for class certification was filed in August 2026. A class certification hearing is set for February 2027. No trial date has been set.
In October 2024, one of the former plaintiffs in the putative class action described above filed a separate lawsuit against the Company and other defendants in Massachusetts state court alleging PFAS-related personal injury. In June 2025, the Company filed a motion to dismiss. In March 2026, the court partially granted the Company’s motion, but allowed the plaintiff’s negligence and failure to warn claims to proceed. The case is in fact discovery. No trial date has been set.
In March 2025, another resident of Westminster, Massachusetts filed an additional lawsuit against the Company and other defendants in Massachusetts state court alleging PFAS-related personal injury. In April 2026, the court denied the Company’s motion to dismiss the plaintiff’s negligence and failure to warn claims. The case is in fact discovery. No trial date has been set.
In May 2026, the parties responsible for site remediation costs in the above Massachusetts cases sought leave to file an amended complaint adding the Company and other defendants to their lawsuit seeking contribution to remediation costs from numerous suppliers and transporters of material to the composting facility at issue under Massachusetts law. In July 2026, the Company filed its opposition to the motion for leave to amend, which remains pending.
In May 2026, a third resident of Westminster, Massachusetts filed another lawsuit in Massachusetts state court alleging PFAS-related personal injury. Although the original complaint named only other defendants, the plaintiff filed an amended complaint in June 2026 adding the Company as a defendant. In August 2026, the Company answered the complaint. No trial date has been set.
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
In May 2026, one of the two new putative nationwide class action plaintiffs, Rochester, filed a motion to create a new MDL for claims by purchasers of turnout gear. In August 2026, the motion was granted and the JPML transferred all three Minnesota putative nationwide class action lawsuits to the Non-AFFF Firefighter Turnout Gear MDL.
In August 2026, the City of Hastings filed a lawsuit against the Company in Minnesota state court, alleging that air emissions from the Company's Cottage Grove Facility has contaminated the city's drinking water wells with PFOA. In September 2026, the Company removed the case to federal court and is seeking transfer to the case to the AFFF MDL.
Missouri
In April 2024, the Company was added as a defendant to a pending putative class action lawsuit filed in Missouri federal court alleging PFAS contamination of the class's properties and drinking water from metal plating operations in southeastern Missouri. In October 2024, the court denied the Company's motion to dismiss. In August 2026, the parties agreed to settle this case for an immaterial amount.
In September 2025, a personal injury lawsuit was filed against the Company and other defendants in Missouri state court alleging injuries caused by exposure to PFAS in firefighting personal protective equipment, including turnout gear. The Company removed the case to federal court. In September 2025 the Company moved to transfer the case to the AFFF MDL, which the JPML denied in December 2025. In April 2026, the case was remanded to state court. In May 2026 the Company filed an appeal, which remains pending, that opposes the remand order. Meanwhile, the case is pending in state court. In May 2026, the defendants filed a motion to transfer venue, which the state court denied in July 2026. In August 2026, the defendants appealed that decision to the Missouri Court of Appeals, which denied the appeal. In September 2026, the defendants appealed the denial of their motion to transfer venue to the Missouri Supreme Court, which remains pending. A trial date is set for November 2027.
Montana
In April 2025, a putative nationwide class action lawsuit was filed against the Company, DuPont, and Chemours in Montana federal court on behalf of all entities who purchased firefighting personal protective equipment, including turnout gear, from the named defendants alleging injuries from exposure to PFAS in the turnout gear and claims under RICO and state conspiracy, product liability, consumer protection, and deceptive trade practices laws. In September 2025, the court denied the defendants’ motion to transfer the case to the federal court in the District of Delaware. In October 2025, the Company filed a motion to dismiss, which the court denied in January 2026. In March 2026, the plaintiffs filed an amended complaint, adding alleged purchaser plaintiffs from Connecticut, California, Maryland, and Missouri. In May 2026, the plaintiffs further amended their complaint to add additional purchaser plaintiffs and claims. In August 2026, the JPML transferred this case to the Non-AFFF Firefighter Turnout Gear MDL.
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
In June 2026, the estate of an individual who resided near certain DuPont and Solvay facilities filed a lawsuit against the Company and several other defendants in New Jersey state court alleging personal injuries and wrongful death from alleged PFAS exposure. In July 2026, the DuPont defendants removed the case to federal court.
New York
In May 2025, a lawsuit was filed against the Company, Saint-Gobain Performance Plastics Corp., Honeywell International Inc., and DuPont in New York federal court by the owner of a tree nursery located in Hoosick Falls alleging property damage from PFOA contamination the plaintiff attributes to a nearby fabric coating facility. In October 2025, the Company and other defendants filed a motion to dismiss, which the court denied in September 2026.

In June 2026, a state-wide putative class action lawsuit was filed against the Company and other defendants in New York state court on behalf of all New York municipalities and governmental entities who purchased firefighting personal protective equipment, including turnout gear, from the named defendants. In June 2026, the Company removed the case to federal court. In August 2026, the JPML transferred this case to the Non-AFFF Firefighter Turnout Gear MDL.
Ohio
In October 2018, a putative class action was filed against the Company and other defendants, including DuPont and Chemours, in the U.S. District Court for the Southern District of Ohio ("S.D. Ohio Court") by the named plaintiff, a firefighter allegedly exposed to PFAS chemicals through his use of firefighting foam, purporting to represent a putative class of all U.S. individuals with detectable levels of PFAS in their blood. In March 2022, the S.D. Ohio Court certified a class of individuals subject Ohio laws, who have 0.05 parts per trillion ("ppt") of PFOA (C-8) and at least 0.05 ppt of any other PFAS in their blood serum. In November 2023, the U.S. Court of Appeals for the Sixth Circuit ("Sixth Circuit") issued an order vacating the class certification decision and remanding the case with instructions that the S.D. Ohio Court dismiss the case and later denied a motion for rehearing en banc. In March 2024, the S.D. Ohio Court vacated the class certification order and dismissed the case for lack of jurisdiction. In June 2024, a new putative nationwide class action was filed against the Company and other defendants by the same named plaintiff who filed the previously dismissed Ohio putative class action lawsuit. The new suit was brought against only the Company and DuPont entities and seeks to establish a putative class of anyone subject to the laws of Ohio or subject to the law of states that recognize the claims for relief filed by plaintiffs with blood serum levels of 2 parts per billion ("ppb") or more of PFOS and PFOA (combined) manufactured by the defendants. The Company was served with the suit in July 2024 and subsequently filed a motion to transfer the case to the AFFF MDL, which was denied in October 2024. In October 2024, the Company filed a motion to dismiss. In March 2026, the court denied the Company's motion to dismiss in part, held a part of the argument for a later decision, and certified a legal question to the Sixth Circuit regarding one of the Company's arguments for dismissal. In September 2026, the Sixth Circuit granted the Company's request for leave to appeal the certified issue.
Pennsylvania
In March 2025, a lawsuit was filed against the Company, DuPont, and the designers, manufacturers, and distributors of AstroTurf in the Philadelphia Court of Common Pleas by former Philadelphia Phillies players alleging personal injury claims allegedly resulting from exposure to PFAS and ethylene oxide in AstroTurf at Veterans Stadium. Plaintiffs’ alleged exposures date back to the 1970s. In September 2025, the Company removed the case to federal court. In October 2025, plaintiffs filed a motion to remand the case to state court, which was denied in February 2026. The plaintiffs filed a motion for reconsideration, which was denied in April 2026. In March 2026, the Company filed a motion to dismiss, which remains pending. In July 2026, the Company filed a motion to transfer the case to the AFFF MDL, which the JPML denied in October 2026.
South Carolina
In March 2022, a putative class action lawsuit was filed against the Company and other defendants in South Carolina state court alleging property damage from contamination from PFAS compounds used and disposed of at a defunct textile plant in Society Hill, South Carolina and seeking both property and punitive damages. In May 2022, the case was removed to federal court. In July 2026, the JPML transferred this case to the AFFF MDL.
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
Vermont
In August 2026, a putative class action lawsuit was filed in Vermont federal court against the Company and other defendants on behalf of landowners alleging PFAS contamination of the class's properties and drinking water from facilities operated by a co-defendant that were allegedly supplied with PFAS compounds manufactured by the Company.
Virginia
In August 2024, a lawsuit was filed against the Company and other defendants in Virginia state court alleging that plaintiff’s decedent, a civilian firefighter, died from cancer allegedly caused by exposure to PFAS in firefighting personal protective equipment, including turnout gear. A co-defendant removed the case to federal court, and plaintiffs’ motion to remand has been fully briefed since December 2024. In April 2025, the Company was named as a defendant in a similar lawsuit in Virginia state court, which was removed to federal court by another defendant. In August 2025, the Company filed motions to transfer both cases to the AFFF MDL. In December 2025, the JPML declined to transfer these cases to the AFFF MDL. In March 2026, one of the cases was remanded to state court, and the removing defendant appealed that order. In August 2026, that defendant agreed to dismiss its appeal. The plaintiffs’ motion to remand the other case remains pending.

Between July 2024 and April 2025, three lawsuits were filed against the Company and other defendants in Virginia state court relating to firefighting personal protective equipment, including turnout gear. In September 2025, the Company removed those three cases to Virginia federal court and moved to transfer them to the AFFF MDL. In December 2025, the JPML declined to transfer one case to the AFFF MDL, and the Company withdrew its motions to transfer the other two cases. The plaintiffs in all three cases moved to remand to state court. Two cases were remanded to state court in March 2026 and July 2026, and the Company is appealing both orders. In August 2026, defendants moved to dismiss one of the cases under appeal for failure to serve the complaint. The plaintiffs' motion to remand the remaining case to state court remains pending.
Wisconsin
In August 2023, a putative class action lawsuit was filed against the Company and other defendants in Wisconsin federal court by several residents of Oneida County alleging property damage resulting from PFAS contamination they attribute to waste generated from the operations of a paper mill in Rhinelander, Wisconsin that was then incorporated into biosolids. In June 2025, the Company’s motion to dismiss was granted in part and denied in part. In June 2026, the court removed the trial date previously set for June 2027, and no new trial date has been set. In August 2026, the plaintiffs filed a motion for class certification, which remains pending.
In December 2024, a putative class action lawsuit was filed against the Company in Wisconsin federal court by several private well owners near the Company's Wausau Greystone quarry alleging property damages and medical monitoring costs related to PFAS contamination. The case also includes non-class personal injury and property damage claims on behalf of select plaintiffs. In March 2026, the court partially granted the Company's motion to dismiss, narrowing certain claims in the case. In June 2026, the court granted plaintiffs' motion for leave to file a third amended complaint, which substituted a personal injury class for the medical monitoring class. In August 2026, plaintiffs filed their motion for class certification, which remains pending. Additional fact discovery remains ongoing. A trial date is set for November 2027.
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
The Company submitted an application to ADEM to modify the NPDES permit and implemented additional wastewater treatment controls, which are now operating as the Company continues optimization efforts. ADEM and the Company are discussing the terms of a new NPDES permit for the Decatur Facility.

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
Illinois/Iowa (Cordova)
The Cordova Facility discharges wastewater pursuant to a NPDES permit issued by IEPA. In November 2019, the Company disclosed to the EPA, and in January 2020 disclosed to IEPA, that the Cordova Facility's NPDES permit did not include all PFAS identified in its discharge. As noted above, the Company continues to engage with the EPA and IEPA on potential civil claims related to these discharges. The Company submitted an application to modify the NPDES permit and implemented additional wastewater treatment controls, which are now operating as the Company continues optimization efforts. IEPA and the Company are discussing the terms of a new NPDES permit for the Cordova Facility.
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
In January 2025, the Company entered into a consent order ("RCRA CO") with the EPA under the RCRA requiring the Company to delineate PFAS in soil and groundwater at the Cordova Facility and a surrounding area that extends up to 1/2 mile from the Cordova Facility, and to undertake specified soil and groundwater sampling at up to 80 locations in the area extending 5 radial miles from the Cordova Facility. The Company continues to implement the RCRA CO in coordination with the EPA.
Indiana (Hartford City)
In July 2025, the Indiana Department of Environmental Management ("IDEM") issued notices of liability requiring the Company to investigate and remediate hazardous substances, including PFAS, at the Company’s Hartford City, Indiana facility and nearby off-site properties, along with related information requests. The Company responded to the information requests in January 2026 and is engaging with IDEM regarding site investigation work plans. In June 2026, IDEM approved work plans for two of the sites and work is proceeding pursuant to those work plans.
Kentucky (Cynthiana)
In May 2025, the Company received a subpoena and a letter from the Kentucky Energy and Environment Cabinet ("KEEC") seeking information regarding PFAS and alleged hazardous substances used or released at the Company's Cynthiana, Kentucky facility and directing the Company to develop a site characterization plan ("SCP") to investigate suspected PFAS releases. The Company implemented the required SCP, submitted a site characterization report to KEEC in April 2026, and continues to work with KEEC on these issues.
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
In May 2025, MPCA issued a final NPDES permit for the Cottage Grove Facility, effective June 1, 2025. The permit includes ultra-low effluent limits for certain PFAS, including limits below current quantification levels for some compounds, and also includes low, but measurable, limits for demonstrating permit compliance. In June 2025, the Company appealed elements of the NPDES permit not related to the discharge limits for PFAS. In June 2026, the Minnesota Court of Appeals issued an order ruling in favor of the Company in part, in favor of MPCA in part, and remanding to MPCA for further proceedings. In August 2026, MPCA sent to the Company proposed modifications to the June 2025 NPDES permit to address the remanded provisions. The Company is engaging with the MPCA regarding the proposed modifications. If the Cottage Grove Facility is unable to meet permit requirements, it could have a significant adverse impact on the Company's normal operations and the Company's businesses that receive products and other materials from the Cottage Grove Facility, some of which may not be available in similar quantities or at all from the Company's other facilities, which could in turn impact the Company's ability to fulfill supply obligations to its customers.
In April 2026, the State of Minnesota by and through MPCA filed a lawsuit against the Company seeking civil penalties and injunctive relief related in part to alleged PFAS releases at and from the Cottage Grove Facility, and relating in part to the January 2021 Notice, the December 2022 MPCA Order, and the SACO. The Company removed the lawsuit to federal court and the JPML transferred it to the AFFF MDL in August 2026.
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
In March 2025, the Wisconsin Department of Natural Resources ("WDNR") notified the Company that it determined there had been a release of hazardous substances from the Greystone Facility based on PFAS detected in groundwater and ordered the Company to submit a site investigation work plan. In June 2025, the Company submitted an initial work plan, which WDNR has approved. In January 2026, the Company reported initial sampling results to WDNR. In April 2026, the Company submitted a site investigation report to WDNR, and is completing additional site investigation activities in coordination with WDNR.
PFAS Litigation, Investigations, and Other Activities Outside the United States
Australia
In May 2025, the New South Wales Environmental Protection Agency ("NSW EPA") issued a notice requiring 3M Australia Pty Ltd. ("3M Australia") to investigate and clean up PFAS contamination at a site formerly leased by 3M Australia. The Company is working with the NSW EPA regarding the notice and obtained limited access from the site owner to conduct investigation activities under the notice. The Company has also been conducting sampling of adjacent properties. In August 2026, the Company submitted a soil investigation to the NSW EPA and is negotiating ongoing access with the site owner because that access is required to complete additional work required under the notice.

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
Canada
Since December 2023, numerous PFAS-related actions have been filed against the Company, 3M Canada Company - Compagnie 3M Canada ("3M Canada"), and other defendants in Canada. As of September 30, 2026, a total of eighteen PFAS-related actions were pending in Canadian courts in British Columbia, Manitoba, New Brunswick, Newfoundland, Ontario, and Quebec. These matters include class and non-class claims by individuals, municipalities, federal, provincial, and territorial governments, Indian Bands, and other entities for alleged impacts from AFFF and other PFAS-containing products, including property, drinking water, and other natural resources contamination, personal injury, and other damages. These actions remain in early stages.
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
In August 2024, the province of Antwerp approved 3M Belgium's latest application for modifying its water discharge permit related to certain PFAS parameters. Following an appeal against the permit by a local non-profit organization, in March 2025, the Flemish government confirmed the permit. The Flemish government's confirmation was judicially appealed by a Belgian non-profit organization. In July 2026, the Council for Permit Disputes dismissed the appeal and upheld the disputed portions of the permit, which will remain valid until March 2027. It is possible that future permit-related actions could require additional measures to reduce legacy sources of PFAS or other materials subject to those permits, or that the wastewater treatment system there will be unable to meet future discharge limits. If 3M Belgium is unable to meet the eventual discharge limits or other regulatory requirements, it could have a significant adverse impact on 3M Belgium's normal operations and the Company's businesses that receive products and other materials from the Zwijndrecht Facility, some of which may not be available or available in similar quantities from the Company's other facilities, which could in turn impact these businesses' ability to fulfill supply obligations to their customers.
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

Soil/groundwater remediation: Consistent with Flemish environmental law, 3M Belgium has submitted to OVAM required DSIs, conducted by an accredited third-party soil remediation expert, to assess areas of potential PFAS contamination that may require remediation. In the fourth quarter of 2025, OVAM required 3M Belgium to submit an additional DSI relating to ultra-short chain PFAS by June 2026, which was timely submitted.
The accredited third-party soil remediation expert has prepared multiple remedial action plans ("RAPs") that have been approved by OVAM and implementation activities are underway. 3M Belgium also submitted additional required RAPs, which OVAM deemed to be not in conformity with the Flemish Soil Decree. OVAM provided extensions of time for 3M Belgium to revise and re-submit each RAP OVAM found to be non-conforming. In May 2026, 3M Belgium submitted a revised RAP for soil and groundwater at the site that was approved by OVAM in August 2026. 3M Belgium representatives continue to engage with the Flemish authorities regarding further soil remediation and related groundwater actions in connection with the Flemish Soil Decree.
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
In May 2024, the Flemish government adopted legislation expanding OVAM's authority to require financial assurances and allocate remediation costs to various parties, which could result in additional, unknown financial obligations for 3M Belgium depending on future regulatory determinations. To date, no such financial assurances or allocation of remediation costs have been sought or imposed on 3M Belgium pursuant to the legislation.
In October 2026, the Flemish government adopted a proposal that would empower the relevant executive branch agency in the Flemish Region to seek, in certain circumstances, such as the financial insecurity of a Belgian company, to hold non-Belgian parent or affiliate entities of the Belgian company jointly and severally liable for soil remediation costs. The proposal was reviewed by the Belgian Council of State’s Legislative Section and now awaits referral to, and consideration by, the Flemish Parliament.
Other litigation: As of September 30, 2026, twenty-two actions against 3M Belgium were pending in Belgian civil courts, and 3M Belgium has also received pre-litigation notices from others in Belgium indicating potential claims. These matters include claims by individuals, municipalities, and other entities for alleged PFAS impacts, including soil, wastewater, and rainwater contamination, nuisance, tort liability, personal injury, and requests for injunctive relief.
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
In July and August 2025, authorities issued orders requiring Dyneon to plan a hydraulic barrier to capture a PFOA plume in groundwater originating from the Gendorf Facility and to assess remediation measures in and around the site. In August and September 2025, Dyneon appealed these orders and enforceability is suspended by this appeal. Despite the suspension of those orders, in June 2026, Dyneon received a new administrative order requiring it to install the hydraulic barrier that is the subject of the suspended planning order. In July 2026, Dyneon appealed the order, which is suspended pending the outcome of that appeal. Following the Dyneon divestiture, 3M Deutschland continued discussions with the County of Altötting and the State of Bavaria regarding potential future remedial actions related to the Gendorf Facility. In October 2026, those authorities notified 3M Deutschland that they were suspending those discussions for the time being and would be pursuing legal options.
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
Certain private groups in the Netherlands have indicated that they may bring legal claims on behalf of one or more parties for purported damages allegedly caused by PFAS. In December 2024, the Dutch Fishermen's Association, on behalf of an individual fisherman, filed a lawsuit in a Dutch court naming 3M Belgium and the Company as defendants, alleging that PFAS from 3M Belgium’s Zwijndrecht Facility impacted certain aspects of the Dutch fishing industry, and seeking damages from alleged PFAS contamination. A hearing in that matter is scheduled for December 2026.
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
In February 2026, 3M Belgium requested an extension of time to comply with certain limitations on air emissions of volatile organic compounds from its Zwijndrecht Facility that were imposed pursuant to an amendment to Flemish environmental emissions regulations. That amendment becomes effective in December 2026 and 3M Belgium’s extension request remains pending. If 3M Belgium does not receive an extension, it could have a significant adverse impact on 3M Belgium's normal operations and the Company's businesses that receive products and other materials from the Zwijndrecht Facility, some of which may not be available or available in similar quantities from the Company's other facilities, which could in turn impact these businesses' ability to fulfill supply obligations to their customers.

In September 2026, the EPA issued a notice of violation to the Company's Cottage Grove Facility based on a July 2025 EPA inspection under the U.S. Clean Air Act of 1970, as amended ("CAA") that asserted observations relating to management of certain wastewater streams, leak detection and repair requirements, and related recordkeeping. Certain items were corrected following the inspection. The Company plans to meet and confer with the EPA.
Environmental Liabilities
The Company periodically evaluates contingent liabilities associated with the environmental matters and litigation described above to determine whether losses are probable and reasonably estimable based on historical experience, ongoing developments, and discussions regarding potential resolutions. For the matters described under "Environmental Matters", unless otherwise described below, no liability has been recorded because the Company believes a loss is not both probable and reasonably estimable and the Company is unable to estimate a possible loss or range of possible loss at this time. For environmental matters for which a liability is recorded and the amount and timing of payments are also fixed or reliably determinable, 3M reflects the discounted present value amount.
During the first nine months of 2026, the Company increased its accrual for PFAS-related environmental matters primarily for interest accretion associated with the PWS Settlement and made related payments. As of September 30, 2026 and December 31, 2025, the Company had recorded “other environmental liabilities” of $7.5 billion ($2.8 billion within other current liabilities and $4.7 billion within other liabilities on the Company’s consolidated balance sheet) and $7.7 billion ($0.7 billion within other current liabilities and $7.0 billion within other liabilities on the Company’s consolidated balance sheet), respectively. These accruals represent the Company’s estimate of probable losses associated with the PFAS-related environmental matters described above. The Company is unable to estimate a possible loss or range of possible loss in excess of the amounts accrued at this time.
As of September 30, 2026 and December 31, 2025, the Company's recorded liabilities for estimated costs for non-PFAS environmental matters were not significant. These matters relate to the investigation, treatment, or removal of hazardous substances at current or former Company manufacturing sites and certain third-party sites. The Company evaluates each site quarterly and records remediation liabilities when costs are probable and reasonably estimable, generally no later than completion of feasibility studies or commitment to a remediation plan. Estimates are based primarily on internal and third-party environmental studies, the extent and nature of contamination, expected remedial approaches, and participation and financial viability of other potentially responsible parties. The Company adjusts recorded liabilities as additional information becomes available or circumstances change. The Company expects to pay the amounts recorded over remediation periods that currently extend up to approximately 20 years.
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
Non-Aearo Respirator Mask/Asbestos Litigation
Background of Non-Aearo Respirator Mask/Asbestos Litigation
As of September 30, 2026, the Company is a named defendant, together with multiple co-defendants, in numerous lawsuits pending in various courts that collectively involve approximately 4,200 individual claimants, compared to approximately 3,700 individual claimants with actions pending as of December 31, 2025.
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
In 2003, West Virginia, through its Attorney General, filed a complaint, amended in 2005, against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia. The amended complaint seeks substantial, but unspecified compensatory damages, primarily for reimbursement of workers' compensation and healthcare costs allegedly incurred for all workers with occupational pneumoconiosis, as well as unspecified punitive damages. In October 2019, the court severed the State’s unfair trade practices claim, which seeks civil penalties of up to $5,000 per violation under the West Virginia Consumer Credit and Protection Act ("WVCCPA") based on allegations that certain statements regarding the Company's 8710 respirators, last sold in the United States in 1998, were misleading. An initial bench trial commenced in January 2025 and remains ongoing with periodic trial days. Issues presented include the statute of limitations, the applicable penalty period under the WVCCPA, and whether the 8710 respirators performed as advertised. The amount, if any, of civil penalties would be determined in subsequent proceedings. An expert witness retained by the State has estimated that the Company sold over five million respirators in West Virginia during the relevant period, and the State has alleged that each respirator sold constitutes a separate violation under the WVCCPA. The Company disputes these estimates and the State's interpretation of what constitutes a separate violation under the WVCCPA. The Company has asserted multiple defenses, including that its marketing did not violate the WVCCPA, that the claims are time-barred under the applicable statute of limitations, and that the claims are preempted by federal law and barred by collateral estoppel. No liability has been recorded for this matter because the Company believes a loss is neither probable nor reasonably estimable at this time, and is unable to estimate a possible loss or range of loss due to unresolved factual and legal issues.
In December 2025, West Virginia filed an additional complaint in the Circuit Court of Kanawha County, West Virginia alleging violations of the WVCCPA related to the Company's 8210 respirators. In December 2025, the Company removed the case to federal court. West Virginia moved to remand the case to state court. In February 2026, the Company opposed West Virginia’s motion to remand and simultaneously moved to dismiss the complaint. In April 2026, the court denied West Virginia's motion to remand and granted the Company's motion to dismiss the complaint with prejudice. In May 2026, West Virginia filed a motion seeking to set aside the dismissal of its complaint. In June 2026, the court denied that motion. In July 2026, the deadline to appeal the federal court's dismissal passed without an appeal.
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
As of September 30, 2026 and December 31, 2025, the Company's accruals for non-Aearo respirator mask/asbestos liabilities and defense costs were $439 million and $473 million, respectively. These accruals represent the Company’s estimate of probable loss and an estimation period for future claims extending through approximately 2050. The Company cannot estimate the amount or upper end of the range by which actual liabilities may exceed recorded accruals due to inherent uncertainty in projecting future claims, the application of joint and several liability principles, and the potential impact of future developments.

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
Aearo Respirator Mask/Asbestos Liabilities
As of September 30, 2026 and December 31, 2025, the Company, through its Aearo subsidiary, recorded accruals of $56 million and $59 million, respectively, for product liabilities and defense costs related to current and future Aearo-related asbestos, silica-related, and coal mine dust claims. Responsibility for defense costs, settlements, and judgments is shared among Aearo and other parties and their insurers pursuant to an informal arrangement based on the number of years each company sold applicable respiratory products and the years of exposure alleged by the plaintiff.
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
Combat Arms Earplugs Litigation
Background of Combat Arms Earplugs Litigation
Aearo manufactured and sold Dual-Ended Combat Arms – Version 2 Earplugs ("CAE") beginning in approximately 1999. Following the Company's acquisition of Aearo in 2008, the Company sold CAE until they were discontinued in 2015. The Company and Aearo believe the CAE were effective and safe when used properly, but faced litigation from a significant number of claimants in a consolidated MDL ("CAE MDL") in U.S. District Court for the Northern District of Florida ("CAE MDL Court") and a coordinated state court proceeding in the 4th Judicial District, County of Hennepin, Minnesota.
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
In March 2024, the Company announced that claimant participation rates exceeded 99%, which exceeded the required 98% participation threshold. As a result, the Company commenced payments pursuant to the payment schedule in the CAE Settlement. In September 2025, the CAE MDL Court confirmed that all cases in the CAE MDL had been resolved as of that time. Other litigation may continue or be filed inside or outside the CAE MDL, including in international jurisdictions. For example, the Company is aware of a writ of summons filed in Australia and has received a Letter Before Action in the United Kingdom, both on behalf of purported users of the CAE.
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
During the first nine months of 2026, the Company increased its existing accrual for CAE primarily for interest accretion on the CAE Settlement and made related payments. As of September 30, 2026 and December 31, 2025, and the Company had accrued liabilities related to the CAE litigation of $1.1 billion ($0.6 billion within other current liabilities and $0.5 billion within other liabilities on the Company’s consolidated balance sheet) and $2.4 billion ($1.4 billion within other current liabilities and $1.0 billion within other liabilities on the Company’s consolidated balance sheet), respectively. These accruals represent the Company’s estimate of probable losses associated with the CAE litigation. The Company is unable to estimate a possible loss or range of possible loss in excess of the amounts accrued at this time.

Watson Grinding
The Company is a defendant in proceedings in Texas state court under a master docket relating to the January 2020 explosion at a Watson Grinding facility in Houston, Texas. Over 1,900 claimants allege claims against multiple defendants. The claims against the Company relate to services on gas detection devices provided by a former subsidiary, Detcon, Inc., which the Company sold in August 2019. Jury trials took place in June 2025, November 2025, April 2026, July 2026, and additional trials are scheduled in 2027. In the June 2025 trial, a jury determined the Company was partially liable. In October 2025, the Company appealed the judgment entered following the June 2025 trial, and that appeal remains pending. In the November 2025 trial, a jury determined the Company was partially liable and, in June 2026, the Company's post-trial motions were denied. In June 2026, the Company appealed the judgment entered following the November 2025 trial, and that appeal remains pending. In the April 2026 trial, a jury determined the Company was not liable in connection with the Watson Grinding facility explosion. In the July 2026 trial, a jury determined the Company was partially liable. No liability has been recorded for any of these judgments because the Company believes a loss is neither probable nor reasonably estimable at this time, and is unable to estimate a possible loss or range of loss due to unresolved factual and legal issues.
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
In August 2026, the Company’s motion to dismiss the plaintiffs’ amended complaint was granted in part and denied in part for the putative class action, captioned Batt et al v. 3M Company, et al., that was originally filed in August 2025 in the U.S. District Court for the District of Minnesota against the Company, the Company’s Board of Directors, 3M Benefits Fund Investment Committee, and 3M Investment Management Corporation alleging a breach of fiduciary duties under the Employee Retirement Income Security Act of 1974 (“ERISA”). In March 2026, the plaintiffs filed the amended complaint after the Company’s motion to dismiss the original complaint was granted without prejudice. In the amended complaint, the plaintiffs allege that the defendants breached their fiduciary duties by failing to remove allegedly underperforming target date funds from the Company-sponsored 401(k) plans in a reasonable time, engaging in transactions allegedly prohibited under ERISA, and failing to monitor the fiduciaries responsible for overseeing investments in the plans. The plaintiffs also seek, among other remedies, damages, fees, and costs.
Insurance Recoveries
The Company is pursuing insurance recoveries to offset a portion of its liabilities, including those described above. For respirator mask/asbestos, CAE, and PFAS-related litigation and liabilities, recovery efforts are ongoing through litigation in U.S. courts, arbitration proceedings, mediations, and negotiations with insurers.
During the three and nine months ended September 30, 2026, the Company recorded insurance recovery benefits of $221 million and $511 million, respectively, related to respirator mask/asbestos, CAE, and PFAS-related matters. During the three and nine months ended September 30, 2025, the Company recorded insurance recovery benefits of $182 million and $267 million, respectively, related to respirator mask/asbestos, CAE, and PFAS-related matters. Under the CAE Settlement, insurance recoveries under relevant policies are contributed to the qualified settlement fund as part of the settlement consideration.
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
In 2026, the measure of segment operating performance and segment composition used by the CODM changed. As a result, 3M’s disclosed measure of segment profit and other segment-related amounts were updated to reflect these changes for all periods presented. The changes include the following items now reflected within Corporate:
•Effective third quarter 2026 - acquired intangible asset amortization: This is now reflected as a Corporate special item rather than within reportable business segment operating income.
•Effective earlier in 2026:
◦Manufactured PFAS products activity and net costs for respirator mask/asbestos litigation special items: These special items were moved into Corporate from the Transportation and Electronics segment and Safety and Industrial segment, respectively.
◦Business acquisition-related costs: These costs are now reflected as a Corporate special item rather than within reportable business segment operating income. There were no such material costs in prior periods presented.

Business Segment Information

	Three months ended September 30,		Nine months ended September 30,
Net sales (millions)	2026	2025	2026	2025
Safety and Industrial	$3,182	$2,917	$9,203	$8,519
Transportation and Electronics	1,999	1,992	5,913	5,752
Consumer	1,307	1,312	3,685	3,706
Total reportable business segment net sales	6,488	6,221	18,801	17,977
Corporate	96	296	313	838
Total Company	$6,584	$6,517	$19,114	$18,815

Significant segment expenses and operating performance (millions)
Safety and Industrial
Cost of sales	$1,624	$1,586	$4,837	$4,593
Selling, general and administrative expenses	464	408	1,329	1,265
Research, development and related expenses	134	131	395	382
Safety and Industrial operating income	960	792	2,642	2,279
Transportation and Electronics
Cost of sales	1,145	1,155	3,416	3,331
Selling, general and administrative expenses	259	239	750	734
Research, development and related expenses	127	114	376	333
Transportation and Electronics operating income	468	484	1,371	1,354
Consumer
Cost of sales	748	777	2,185	2,193
Selling, general and administrative expenses	226	211	633	638
Research, development and related expenses	33	32	97	95
Consumer operating income	300	292	770	780
Total reportable business segment operating income	1,728	1,568	4,783	4,413
Corporate
Corporate-level (expense) income	(2)	17	33	89
Corporate special items:
Net costs for significant litigation and PFAS exit	(46)	65	(59)	(356)
Amortization and business acquisition-related costs	(64)	(26)	(125)	(78)
(Loss) gain on business divestitures	—	(161)	(343)	(164)
Manufactured PFAS products	—	(2)	(126)	(57)
Transformation costs	(58)	(14)	(224)	(14)
Total Corporate	(170)	(121)	(844)	(580)
Total Company operating income	1,558	1,447	3,939	3,833

Other expense/(income), net	(112)	300	271	378
Income before income taxes	$1,670	$1,147	$3,668	$3,455

	Three months ended September 30,		Nine months ended September 30,
Depreciation and amortization (millions)	2026	2025	2026	2025
Safety and Industrial	$119	$117	$362	$347
Transportation and Electronics	83	93	261	272
Consumer	37	40	119	114
Corporate	97	48	255	145
Total	$336	$298	$997	$878

Capital expenditures (millions)
Safety and Industrial	$87	$84	$284	$239
Transportation and Electronics	68	57	203	239
Consumer	16	14	47	41
Corporate	85	63	170	143
Total	$256	$218	$704	$662

Assets (millions)	September 30, 2026	December 31, 2025
Business segment assets:
Inventories
Safety and Industrial	$1,812	$1,636
Transportation and Electronics	1,148	1,068
Consumer	863	694
Total business segment assets	3,823	3,398
All other current assets	12,891	12,989
Total non-current assets	22,812	21,346
Total assets	$39,526	$37,733
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
•Corporate special items include, for the periods presented:
◦net costs for significant litigation and PFAS exit impacting operating income (loss),
◦acquired intangible asset amortization and business acquisition-related costs,
◦manufactured PFAS products activity,
◦(loss) gain on business divestitures (see Note 3), and
◦transformation program restructuring (see Note 5) and related charges.
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
As discussed in Note 1, certain changes are reflective in this document for all applicable periods presented. Effective in the first, second, and third quarters of 2026, the Company made changes to the measure of segment operating performance and segment composition used by its CODM, impacting the disclosed measure of segment profit (business segment operating income). Further details are provided in Note 16.
3M manages its operations in three operating business segments: Safety and Industrial; Transportation and Electronics; and Consumer. From a geographic perspective, "EMEA" refers to Europe, the Middle East, and Africa on a combined basis.
Unless otherwise noted, all year-over-year ("YoY") comparisons in this MD&A refer to the third quarter and the first nine months of 2026 compared with the third quarter and first nine months of 2025.
Financial highlights for the third quarter and the first nine months of 2026:

	Three months ended September 30, 2026		Nine months ended September 30, 2026
	GAAP	Adjusted(a)	GAAP	Adjusted(a)
Net sales (millions)	$6,584	$6,584	$19,114	$19,087
Total sales change	1.0%	4.2%	1.6%	4.5%
Organic sales change(b)	0.2%	3.3%	0.4%	3.3%
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
Net sales change was driven by strength in industrial, safety, semiconductor and data center—supported by commercial excellence and innovation—and activity from the July 2026 acquisition of Madison Fire and Safety. This strength was partially offset by weakness in consumer electronics and auto, and the YoY impact of the manufactured PFAS products special item.

	Three months ended September 30, 2026				Nine months ended September 30, 2026
	GAAP		Adjusted(a)		GAAP		Adjusted(a)
Operating income margin	23.7%		26.2%		20.6%		25.2%
YoY change in operating income margin	1.5	ppts	1.1	ppts	0.2	ppts	0.5	ppts
GAAP operating margins were affected by the YoY impact of special items. The primary drivers were higher year-to-date losses on business divestitures and transformation costs. These were partially offset by lower net costs for significant litigation and PFAS exit, which reflect increased insurance recoveries (discussed in Note 15).
Outside of special items, both GAAP and adjusted operating margins reflect benefits from growth and productivity, partially offset by tariff impacts, cost dis-synergies (following the exit of PFAS manufacturing and the 2024 spin of Solventum), and growth investments.

	Three months ended September 30, 2026		Nine months ended September 30, 2026
	GAAP	Adjusted(a)	GAAP	Adjusted(a)
Earning per diluted share (EPS)	$2.63	$2.50	$5.63	$7.11
YoY change in EPS	70%	12%	14%	12%
GAAP EPS YoY was affected by the net impact of special items, including those impacting operating income discussed above, as well as by the impact of changes in the value of the Company's investment in Solventum (which was a YoY benefit in the third quarter and YoY headwind in the first nine months of 2026) along with amortization and business acquisition costs impacting noncontrolling interest.
Outside of special items, both GAAP and adjusted EPS reflect the operating margin drivers discussed above, while non-operating was primarily driven by a lower share count and tax timing.
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

	Three months ended September 30, 2026
	Americas	Asia Pacific	EMEA	Worldwide
Net sales (millions)	$3,787	$1,715	$1,082	$6,584
% of worldwide sales	57.5%	26.0%	16.5%	100.0%
Components of net sales change:
Organic sales(b)	4.4%	(6.2)%	(2.8)%	0.2%
Acquisitions(c)	1.2	0.4	3.5	1.4
Divestitures(c)	(0.3)	(0.3)	(1.4)	(0.5)
Translation	0.4	(0.4)	(1.0)	(0.1)
Total sales change	5.7%	(6.5)%	(1.7)%	1.0%

	Nine months ended September 30, 2026
	Americas	Asia Pacific	EMEA	Worldwide
Net sales (millions)	$10,456	$5,368	$3,290	$19,114
% of worldwide sales	54.7%	28.1%	17.2%	100.0%
Components of net sales change:
Organic sales(b)	0.9%	0.4%	(1.2)%	0.4%
Acquisitions(c)	0.4	0.1	1.2	0.5
Divestitures(c)	(0.3)	(0.2)	(1.1)	(0.4)
Translation	0.8	0.3	3.7	1.1
Total sales change	1.8%	0.6%	2.6%	1.6%
(c)    Acquisition and divestiture sales change impacts are measured separately for the first twelve months post-transaction.

Operating Expenses:	Three months ended September 30,			Nine months ended September 30,
(Percent of net sales)	2026	2025	Change	2026	2025	Change
Cost of sales	57.7%	58.2%	(0.5)%	58.6%	58.0%	0.6%
Selling, general and administrative expenses (SG&A)	14.0	12.5	1.5	14.2	16.1	(1.9)
Research, development and related expenses (R&D)	4.6	4.6	—	4.8	4.6	0.2
Loss on business divestitures	—	2.5	(2.5)	1.8	0.9	0.9
Operating income margin	23.7%	22.2%	1.5%	20.6%	20.4%	0.2%
Cost of Sales measured as a percent of sales: Decreases in the third quarter of 2026 were primarily due to procurement savings, manufacturing and logistics productivity initiatives, and pricing actions offsetting oil price headwinds, partially offset by PFAS exit-related costs and material inflation. Increases in the first nine months of 2026 were primarily due to PFAS exit-related costs, tariff impacts, and material inflation, partially offset by procurement savings, manufacturing productivity initiatives, and pricing actions. See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
SG&A measured as a percent of sales: Increases in the third quarter were primarily driven by transformation costs, and decreases in the first nine months of 2026 were primarily driven by lower net costs from significant litigation. See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
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
Interest expense (net of interest income): decreased YoY, primarily as a result of reduced imputed interest associated with obligations resulting from the PWS Settlement and the CAE Settlement (discussed in Note 15).
The non-service pension and postretirement net period cost decreased in the third quarter and first nine months of 2026 YoY. See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.

Solventum ownership - change in value resulted in a YoY tailwind of $375 million in the third quarter of 2026 and YoY headwind of $14 million in the first nine months of 2026, as Solventum's share price increased during the third quarter of 2026 compared to a decrease in 2025 and increased a bit less during the first nine months of 2026 compared to 2025.

Provision for Income Taxes:	Three months ended September 30,		Nine months ended September 30,
(Percent of pre-tax income)	2026	2025	2026	2025
Effective tax rate	15.7%	26.8%	18.1%	23.7%
Adjusted effective tax rate(a)	21.1	19.9	19.5	20.6
The primary factors that decreased the Company's effective tax rate YoY for the three months ended September 30, 2026 were the tax impacts of 3M's retained ownership interest in Solventum and the tax impacts of net costs of significant litigation.
The primary factors that decreased the Company's effective tax rate YoY for the nine months ended September 30, 2026 were the increased tax benefits from stock-based compensation and the tax impacts of net costs of significant litigation.
Income from Unconsolidated Subsidiaries, Net of Taxes:
Income from unconsolidated subsidiaries, net of taxes, is attributable to the Company’s accounting under the equity method for ownership interests in certain entities. In the second quarter of 2025, 3M sold its interest in one of these investments.
Net income (loss) attributable to NCIs and adjustment to redeemable NCI:
This represents the elimination of income or loss attributable to non-3M ownership interests in 3M consolidated entities, as well as adjustments to carry the redeemable noncontrolling interest at the greater of its carrying amount or estimated redemption value. The primary noncontrolling interests relate to 3M India Limited, of which 3M's effective ownership is 75 percent, and 3M's non-wholly owned venture related to the Fire Safety and Rescue division business (also referred to as 3M Sentorum) as described in Note 3.
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
Pre-tax stock compensation expense and defined benefit pension and postretirement expense for the periods presented were the following:

	Three months ended September 30,		Nine months ended September 30,
Pre-tax amounts (millions)	2026	2025	2026	2025
Stock compensation expense	$46	$53	$167	$182

Defined benefit pension and postretirement benefit expense
Service cost	$38	$43	$116	$127
Non-service cost (benefit)	(2)	20	(7)	71
Total defined pension and postretirement expense	$36	$63	$109	$198

Performance by Business Segment
Disclosures relating to 3M’s business segments are provided in Note 16. 3M manages its operations in three business segments. The reportable segments are Safety and Industrial; Transportation and Electronics; and Consumer.

Safety and Industrial Business:	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sales (millions)	$3,182	$2,917	$9,203	$8,519
Sales change analysis:
Organic sales(b)	7.0%		6.1%
Acquisitions	3.1		1.0
Divestitures	(1.2)		(0.8)
Translation	0.2		1.7
Total sales change	9.1%		8.0%
Business segment operating income (millions)	$960	$792	$2,642	$2,279
Percent change	21.2%		15.9%
Percent of sales	30.1%	27.1%	28.7%	26.8%
Third quarter 2026 results: Sales in Safety and Industrial were up 9.1 percent in U.S. dollars.
Organic sales increased in electrical markets, fire safety, industrial adhesives and tapes, personal safety, automotive aftermarket, abrasives and industrial specialties, and decreased in roofing granules. Progress on commercial excellence and innovation drove strong growth.
Business segment operating income margins increased YoY, driven by benefits from growth and net productivity. These benefits were partially offset by continued growth investments and cost dis-synergies following the exit of PFAS manufacturing.
First nine months 2026 results: Sales in Safety and Industrial were up 8.0 percent in U.S. dollars.
Organic sales increased in electrical markets, industrial adhesives and tapes, abrasives, personal safety, industrial specialties, and automotive aftermarket driven by progress on commercial excellence and innovation; market weakness in roofing granules and fire safety resulted in decreased sales.
Business segment operating income margins increased YoY primarily driven by benefits from growth and productivity. These benefits were partially offset by tariffs, continued growth investments, and cost dis-synergies following the exit of PFAS manufacturing.

Transportation and Electronics Business:	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sales (millions)	$1,999	$1,992	$5,913	$5,752
Sales change analysis:
Organic sales(b)	0.5%		2.1%
Divestitures(c)	—		(0.2)
Translation	(0.1)		0.9
Total sales change	0.4%		2.8%
Business segment operating income (millions)	$468	$484	$1,371	$1,354
Percent change	(3.4)%		1.2%
Percent of sales	23.4%	24.3%	23.2%	23.5%
Third quarter 2026 results: Sales in Transportation and Electronics were up 0.4 percent in U.S. dollars.
Organic growth was driven by strength in semiconductor, aerospace, data center, advanced materials, and commercial branding, partially offset by weakness in consumer electronics and auto.
Business segment operating income margins decreased YoY reflecting continued growth investments and cost dis-synergies following the exit of PFAS manufacturing, partially offset by benefits from growth and productivity.
First nine months 2026 results: Sales in Transportation and Electronics were up 2.8 percent in U.S. dollars.
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

Consumer Business:	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sales (millions)	$1,307	$1,312	$3,685	$3,706
Sales change analysis:
Organic sales(b)	(0.2)%		(1.2)%
Translation	(0.2)		0.6
Total sales change	(0.4)%		(0.6)%
Business segment operating income (millions)	$300	$292	$770	$780
Percent change	2.9%		(1.3)%
Percent of sales	23.0%	22.2%	20.9%	21.0%
Third quarter 2026 results: Sales in Consumer were down 0.4 percent in U.S. dollars.
Organic sales decreased in packaging and expression, and in home improvement, and increased in consumer safety and well-being, and home and auto care. Lower U.S. retailer inventory levels more than offset positive POS and share gains.
Business segment operating income margins increased YoY driven by benefits from productivity, partially offset by continued growth investments and cost dis-synergies following the exit of PFAS manufacturing.
First nine months 2026 results: Sales in Consumer were down 0.6 percent in U.S. dollars.
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
Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section below and Note 16 for details on the components of corporate special items and their impact. Corporate-level income decreased YoY in the third quarter and first nine months of 2026, primarily due to Solventum-related items and corporate costs.
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
•EPS

Special items for the periods presented include:
Net costs for significant litigation and PFAS exit:
•Net costs for significant litigation relate to 3M's respirator mask/asbestos (which include Aearo and non-Aearo items), PFAS-related other environmental, Combat Arms Earplugs, and certain divested business matters (as discussed in Note 15). Net costs include the impacts of changes in accrued liabilities (including interest imputation on applicable settlement obligations), legal costs, and insurance recoveries, along with the associated tax impacts. Associated tax impacts of significant litigation include impacts on Foreign-Derived Deduction Eligible Income ("FDDEI"), Net Controlled Foreign Corporation Tested Income ("NCTI"), foreign tax credits, and tax costs of repatriation. PFAS exit costs include amounts outside of significant litigation related to impacted site disposition and treatment post-first quarter 2026 completion of substantive PFAS product sales. 3M does not consider the elements of the net costs associated with these matters to be normal, operating expenses related to the Company’s ongoing operations, revenue generating activities, business strategy, industry, and regulatory environment.
Amortization and business acquisition-related costs
•These include acquired intangible asset amortization (see Note 4 for additional information) and business acquisition-related costs that further include:
◦Transaction, integration, and inventory fair value step-up costs
◦Adjustments to redeemable noncontrolling interest and change in value of venture derivative. See Note 3 for additional information.
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

	Three months ended September 30, 2025
Total Company (Dollars in millions, except per share amounts)	Net sales	Operating income	Operating income margin	Income before taxes	Provision for income taxes	Effective tax rate	Net income attributable to 3M common shareholders	EPS
GAAP amounts	$6,517	$1,447	22.2%	$1,147	$308	26.8%	$834	$1.55
Adjustments for special items:
Net costs for significant litigation and PFAS exit	—	(65)		56	(45)		101	0.19
Amortization and business acquisition-related costs	—	26		26	5		21	0.04
Loss on business divestitures	—	161		161	2		159	0.30
Manufactured PFAS products	(199)	2		2	1		1	—
Solventum ownership - change in value	—	—		94	23		71	0.13
Transformation costs	—	14		14	3		11	0.02
Total special items	(199)	138		353	(11)		364	0.68
Adjusted amounts (non-GAAP measures)	$6,318	$1,585	25.1%	$1,500	$297	19.9%	$1,198	$2.23

	Three months ended September 30, 2026
Total Company (Dollars in millions, except per share amounts)	Operating income	Operating income margin	Income before taxes	Provision for income taxes	Effective tax rate	Net income attributable to 3M common shareholders	EPS	EPS percent change
GAAP amounts	$1,558	23.7%	$1,670	$261	15.7%	$1,373	$2.63	70%
Adjustments for special items:
Net costs for significant litigation and PFAS exit	46		160	61		99	0.19
Amortization and business acquisition-related costs	64		64	(14)		102	0.20
Solventum ownership - change in value	—		(281)	32		(313)	(0.60)
Transformation costs	58		58	13		45	0.08
Total special items	168		1	92		(67)	(0.13)
Adjusted amounts (non-GAAP measures)	$1,726	26.2%	$1,671	$353	21.1%	$1,306	$2.50	12%

	Three months ended September 30, 2026
Sales change	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Total Company	0.2%	1.4%	(0.5)%	(0.1)%	1.0%
Remove manufactured PFAS products special item impact	3.1	—	—	0.1	3.2
Adjusted total Company (non-GAAP measures)	3.3%	1.4%	(0.5)%	—%	4.2%

	Nine months ended September 30, 2025
Total Company (Dollars in millions, except per share amounts)	Net sales	Operating income	Operating income margin	Income before taxes	Provision for income taxes	Effective tax rate	Net income attributable to 3M common shareholders	EPS
GAAP amounts	$18,815	$3,833	20.4%	$3,455	$818	23.7%	$2,673	$4.93
Adjustments for special items:
Net costs for significant litigation and PFAS exit	—	356		751	(1)		752	1.39
Amortization and business acquisition-related costs	—	78		78	17		61	0.11
Loss on business divestitures	—	164		164	3		161	0.30
Manufactured PFAS products	(559)	57		57	14		43	0.08
Solventum ownership - change in value	—	—		(242)	23		(265)	(0.49)
Transformation costs	—	14		14	3		11	0.02
Total special items	(559)	669		822	59		763	1.41
Adjusted amounts (non-GAAP measures)	$18,256	$4,502	24.7%	$4,277	$877	20.6%	$3,436	$6.34

	Nine months ended September 30, 2026
Total Company (Dollars in millions, except per share amounts)	Net sales	Sales change	Operating income	Operating income margin	Income before taxes	Provision for income taxes	Effective tax rate	Net income attributable to 3M common shareholders	EPS	EPS percent change
GAAP amounts	$19,114	1.6%	$3,939	20.6%	$3,668	$665	18.1%	$2,959	$5.63	14%
Adjustments for special items:
Net costs for significant litigation and PFAS exit	—		59		411	100		311	0.59
Amortization and business acquisition-related costs	—		125		125	(3)		152	0.29
Loss on business divestitures	—		343		343	21		322	0.61
Manufactured PFAS products	(27)		126		126	31		95	0.18
Solventum ownership - change in value	—		—		(228)	43		(271)	(0.52)
Transformation costs	—		224		224	53		171	0.33
Total special items	(27)		877		1,001	245		780	1.48
Adjusted amounts (non-GAAP measures)	$19,087	4.5%	$4,816	25.2%	$4,669	$910	19.5%	$3,739	$7.11	12%

	Nine months ended September 30, 2026
Sales change	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Total Company	0.4%	0.5%	(0.4)%	1.1%	1.6%
Remove manufactured PFAS products special item impact	2.9	—	—	—	2.9
Adjusted total Company (non-GAAP measures)	3.3%	0.5%	(0.4)%	1.1%	4.5%

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
3M maintains a strong liquidity profile. The Company believes its primary short-term liquidity needs can be met through cash on hand and U.S. commercial paper issuances. 3M expects to have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. The Company had no commercial paper outstanding at September 30, 2026 and December 31, 2025.
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
The Company’s total debt at September 30, 2026, increased when compared to December 31, 2025, due to the issuance of €1.5 billion of fixed-rate notes in September 2026 and the draw of $1.43 billion under the term loan facility in July 2026 in connection with the Madison acquisition, partially offset by the September 2026 repayment of $650 million of notes upon maturity.
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
3M has a $4.25 billion five-year revolving credit facility that expires in August 2031. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lenders' discretion), bringing the total facility up to $5.25 billion. The credit facility was undrawn at September 30, 2026. Under the facility, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (based on amounts defined in the amended agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At September 30, 2026, 3M was in compliance with this requirement. Debt covenants do not restrict the payment of dividends.
3M's non-wholly owned subsidiary associated the with the Fire Safety and Rescue division has a $200 million revolving credit facility which was undrawn as of September 30, 2026.
The Company had $0.6 billion in stand-alone letters of credit, bank guarantees, and other similar instruments issued and outstanding at September 30, 2026. These instruments are utilized in connection with normal business activities.

Cash, cash equivalents and marketable securities: Cash, cash equivalents and marketable securities are invested in bank instruments and other high quality securities. The table below provides the breakout of the balance between the Company's foreign subsidiaries and the United States as of September 30, 2026 and December 31, 2025.

(Billions)	September 30, 2026	December 31, 2025
Foreign subsidiaries	$2.8	$3.5
United States	2.4	2.4
Total cash, cash equivalents and marketable securities	$5.2	$5.9
The decrease from December 31, 2025, was primarily driven by $3.2 billion in purchases of treasury stock, $2.0 billion (net of insurance recoveries) in payments related to net costs for significant litigation and PFAS exit, $1.9 billion for the acquisition of Madison, $1.2 billion in dividend payments, and $0.7 billion in debt-related outflows including the repayment of fixed-rate notes that matured in September 2026. These outflows were partially offset by $1.4 billion drawn under a term loan facility and $1.3 billion in proceeds from investment by a noncontrolling interest, both in connection with the Madison venture formation (as discussed in Notes 3 and 11), €1.5 billion in proceeds from the issuance of fixed-rate notes in September 2026 (as discussed in Note 11), $0.7 billion in proceeds from the issuances of treasury shares pursuant to option/benefit plans, and cash generated from operating activities (see "Cash Flows from Operating Activities" section below for further discussion).
Current equity investments: Current equity investments consist of 3M's ownership interest in Solventum. As of September 30, 2026, 3M owned approximately 15% of Solventum's common stock, with a fair value of $2.3 billion. As previously disclosed, 3M expects to sell its ownership in Solventum within five years of its 2024 spin-off. Sales of 3M's retained stake are subject to regulatory and other restrictions.
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
In the first nine months of 2026, cash flows provided by operating activities of $2.0 billion increased by $1.3 billion YoY, primarily driven by lower net payments for PFAS-related environmental liabilities and the CAE legal settlement impacted by insurance recoveries.
Working capital, defined as current assets minus current liabilities, decreased from December 31, 2025. This decrease was primarily driven by an increase in current liabilities, including higher other current liabilities related to the PWS legal settlement and an increase in the current portion of long-term debt, partially offset by growth in accounts receivable and inventory balances within current assets.
Cash Flows from Investing Activities:
Investments in PP&E enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. 3M invested $0.7 billion on PP&E in the first nine months of 2026. The Company expects 2026 capital spending to be approximately $1.0 billion as 3M continues to invest in growth, productivity and sustainability.
In July 2026, the acquisition of Madison Fire & Rescue was completed for $1.9 billion, subject to closing and other adjustments, net of cash acquired as described in Note 3.
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
Debt cash flow activity included proceeds from the $1.43 billion term loan in connection with the Madison acquisition and from issuance of €1.5 billion aggregate principal amount of notes in the first nine months of 2026. This was partially offset by $650 million principal amount of debt maturities. Repayments of the fixed-rate notes are reflected in "Repayment of debt (maturities greater than 90 days)".
Financing activities in the first nine months of 2026 included approximately $1.3 billion of proceeds from a noncontrolling interest contribution in connection with the formation of the venture associated with the Fire Safety and Rescue division (also referred to as 3M Sentorum) as discussed in Note 3.

In February 2025, 3M’s Board of Directors replaced the Company’s 2018 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $7.5 billion of 3M’s outstanding common stock, with no pre-established end date. Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In the first nine months of 2026, the Company purchased $3.2 billion of its own stock, compared to $2.7 billion of stock purchases in the first nine months of 2025. As of September 30, 2026, approximately $1.5 billion remained available under the authorization. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company also had $0.7 billion in proceeds from issuance of treasury stock pursuant to stock option and benefit plans in the first nine months of 2026.
3M has paid dividend continuously since 1916. In February 2026, 3M's Board of Directors declared a first-quarter 2026 dividend of $0.78 per share, an increase of 7 percent. In May 2026, 3M's Board of Directors declared a second-quarter 2026 dividend of $0.78 per share. In August 2026, 3M's Board of Directors declared a third-quarter 2026 dividend of $0.78 per share.
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
Forward-Looking Statements
Certain statements in this document, as well as other filings we make with the United States Securities and Exchange Commission (“SEC”) and other written and oral information we release, including statements regarding our performance, estimates, expectations, beliefs, intentions, projections, strategies for the future, costs and effects of legal proceedings, or other events or developments in the future are considered "forward-looking statements" under the federal securities laws, including the Private Securities Litigation Reform Act of 1995, as amended ("PSLRA"). Forward-looking statements may appear throughout this document and are typically identified by the words "aim," "anticipate," "believe," "can," "continue," "could," "estimate," "evaluate," "expect," "forecast," "future," "goal," "guidance," "impact," "initial," "intend," "likely," "may," "outlook," "plan," "possible," "potential," "predict," "probable," "project," "seek," "should," "strategy," "target," "will," "would," and other words that are similar to, or have the opposite meanings of, those words.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M's 2025 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until September 30, 2026.
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
The Company acquired Madison Fire and Rescue ("Madison") in July 2026. Management plans to exclude Madison from its assessment of internal control over financial reporting as of December 31, 2026, as permitted by SEC guidance for businesses acquired during the year. Madison, excluding goodwill and intangible assets resulting from its acquisition, represented approximately 1 percent of the Company’s consolidated total assets as of September 30, 2026, and approximately 1 percent and less than 1 percent of consolidated net sales for the third quarter and the first nine months of 2026, respectively.

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended September 30, 2026
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
Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
July 1 - 31, 2026	299,500	177.90	299,500	1,713
August 1 - 31, 2026	975,784	181.09	975,784	1,536
September 1 - 30, 2026	—	—	—	1,536
July 1 - September 30, 2026	1,275,284	180.34	1,275,284
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
Item 5. Other Information
Insider Trading Arrangements and Policies
During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
Filed herewith:

3.1	Certificate of Incorporation, as amended as of December 4, 2017, is incorporated by reference from our Form 8-K dated December 7, 2017.
3.2	Amended and Restated Bylaws, as adopted as of February 7, 2023, are incorporated by reference from our Form 8-K dated February 8, 2023.
10.1	Credit Agreement, dated as of August 17, 2026, among 3M Company, the subsidiary borrowers and banks thereto, and JPMorgan Chase Bank, N.A., as agent.+
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
95	Mine Safety Disclosures.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
Long-term debt instruments under which the total amount of securities authorized does not exceed 10% of 3M Company’s total consolidated assets are not filed as exhibits to this report. 3M Company will furnish a copy of these agreements to the Securities and Exchange Commission on request.
+Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
3M COMPANY
(Registrant)

Date: October 20, 2026
	By	/s/ Anurag Maheshwari
Anurag Maheshwari,

Executive Vice President and Chief Financial Officer (Mr. Maheshwari is a Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)